Form 10-Q
period 1996-03-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1996-05-10
CIK 867443

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                           Commission File No. 0-19128

                                 -------------

                       CAPITAL GAMING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                   22-3061189
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

       Bayport One, Suite 250                                     08232
        8025 Black Horse Pike                                  (Zip Code)
     W. Atlantic City, New Jersey
(Address of principal executive offices)

                                 -------------
       Registrant's telephone number, including area code: (609) 383-3333

Not applicable_________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X            NO
                                ----              ----

     Indicate the number of shares outstanding of each of the issuer's class of common stock as of May 1, 1996: 19,329,574

===============================================================================

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX

Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                      March  31, 1996 and June 30, 1995  [Unaudited] . . . . . . . . . . . . . . . . . . .  1  -  2

                  Consolidated Statements of Operations for the three months and nine
                      months ended March 31, 1996 and 1995 [Unaudited]  . . . . . . . . . . . . . . .       3

                  Consolidated Statement of Changes in Stockholders' Deficit for the nine months
                      ended March 31, 1996 [Unaudited]   . . . . . . . . . . . . . . . . . . . . . . . . .  4

                  Consolidated Statements of Cash Flows for the nine months ended
                      March 31, 1996 and 1995 [Unaudited]    . . . . . . . . . . . . . . . . . . . . . . .  5  -  7

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   8  -  15

Item 2.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .  16

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Item 3.           Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 4.           Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . .  30

Item 5.           Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31

Item 6.           Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Signature Page    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33


Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                 (In thousands)

                                                                                  March 31,         June 30,
                                                                                   1 9 9 6          1 9 9 5
                                                                                 -----------       ---------
                                                                                 [Unaudited]

CURRENT ASSETS:
  Cash and Cash Equivalents                                                        $  1,008       $   1,147
  Interest Receivable                                                                    94             587
  Native American Management Fees and Expenses Receivable                               788           1,996
  Current Portion - Native American Loan Receivable                                   3,638          11,030
  Prepaid Expenses and Other  Current Assets                                             65              47
                                                                                -----------     -----------

TOTAL CURRENT ASSETS                                                                  5,593          14,807
                                                                                -----------     -----------

ASSETS HELD FOR SALE, net                                                            41,714          40,872

FURNITURE, FIXTURES AND EQUIPMENT, net                                                  108             141

OTHER ASSETS:

  Restricted Cash                                                                       --            4,064
  Native American Loan Receivable                                                     8,572          11,324
  Investments in Native American Management Agreements, net                           2,882           3,294
  Deferred Financing Costs, net                                                       6,571           7,643
  Deposits and Other Assets                                                             279             366
  Goodwill, net                                                                         436             466
                                                                                -----------     -----------

TOTAL OTHER ASSETS                                                                   18,740          27,157
                                                                                -----------     -----------

TOTAL ASSETS                                                                    $    66,155     $    82,977
                                                                                ===========     ===========





                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                   March  31,       June 30,
                                                                                    1 9 9 6         1 9 9 5
                                                                                --------------    -----------
                                                                                  [Unaudited]

CURRENT LIABILITIES:

  Accounts Payable and Accrued Expenses                                          $       763       $  12,275
  Accrued Professional Fees                                                            1,529           1,921
  Accrued Interest                                                                    19,082           6,505
  Equipment Notes Payable - Current Maturity                                           1,539           1,683
  Bondholder Consent Fee Note                                                          1,350           1,350
  Short Term Bank Note                                                                   --            2,000
  Proportionate Share of Losses in Joint Venture
    in Excess of Investment and Advances                                              10,055           9,795
  11.5% Senior Secured Notes Payable - [net of
     Original Issue Discount of $3,140 and $3,623]                                   123,860         123,377
  Funds held by Trustee for Senior Secured Noteholders                               (15,536)           --
  Liabilities of Subsidiary in Reorganization Proceedings:
     Liabilities Subject to Compromise                                                 4,020            --
     Liabilities not Subject to Compromise:
       Certain Equipment Vendors  Payable                                              6,049            --
       Short Term Bank Note                                                            2,000            --
       Debtor in Possession Financing                                                  2,495            --
       Taxes and Other Payables                                                        1,148            --
                                                                                ------------     -----------

TOTAL CURRENT LIABILITIES                                                        $   158,354        $158,906

LONG-TERM DEBT:
  Unsecured 11.5% Term Note Payable                                                   19,000          19,000
  Equipment Notes Payable - Native American                                              139           1,293
STOCKHOLDERS' DEFICIT
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;                           --               --
  Common Stock, No Par Value, Authorized  75,000,000 Shares;
   Issued and Outstanding 19,329,574 Shares                                           37,617          37,617
  Additional Paid In Capital                                                           7,877           7,877
  Accumulated  Deficit                                                              (156,832)       (141,716)
                                                                                ------------     -----------
TOTAL STOCKHOLDERS' DEFICIT                                                         (111,338)        (96,222)
                                                                                ------------     -----------

TOTAL LIABILITIES AND  STOCKHOLDERS'  DEFICIT                                     $   66,155      $   82,977
                                                                                =============     ==========




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                                 (In thousands)

                                                            Three months ended                 Nine months ended
                                                                  March 31,                        March 31,

                                                         1 9 9 6           1 9 9 5         1 9 9 6          1 9 9 5
                                                      ------------       ----------      ----------        ----------
REVENUE

  Native American Casino Management Fees               $  1,704          $   1,482        $   5,778         $   3,644

COSTS AND EXPENSES
  Salaries, Wages and Related Costs                         774              1,217            2,070             3,404
  Gaming Development Costs                                  271                591            1,376             3,271
  Professional Fees                                         454              1,640            1,459             4,825
  General and Administrative                                265                540              981             2,115
  Depreciation and Amortization                             235                149              642               483
  Reserve for Asset Impairment                               --                                  --             1,031
  Write-off of Deferred Charges                              --                --                64              --
                                                     ----------       ------------        ---------        ----------
Total Costs and Expenses                                  1,999              4,137            6,592            15,129
                                                     ----------       ------------        ---------        ----------

  Loss From Continuing Operations before Other
    Income/[Expense]                                       (295)            (2,655)            (814)          (11,485)

Other Income  [Expense]:
Interest Income                                             314                458            1,113              2,006
Interest Expense                                         (4,762)            (4,330)         (14,312)           (13,474)
Gain From Sale of Development Agreement                      --                --               221                --
Sale of Management Contract                                  --                --             3,000                --
                                                     -----------       ------------       ----------        ----------
Total Other Income [Expense], net                        (4,448)            (3,872)          (9,978)           (11,468)
                                                     -----------       ------------       ----------        ----------

Provision for State Income Taxes                            (92)               --              (208)              --
Extraordinary Item - Loss on Early
  Extinguishment of Debt                                      --              (832)              --              (832)
                                                     -----------        -----------       ----------        ----------
Loss From Continuing Operations                          (4,835)            (7,359)         (11,000)          (23,785)

Discontinued Operations:

  Loss from Operations of Discontinued Business
    and Other Reorganization Items                       (1,168)            (5,030)          (4,116)           (6,966)
                                                     -----------       ------------      -----------        ----------
  Net Loss                                             $ (6,003)          $(12,389)        $(15,116)         $(30,751)
                                                     ==========        ===========       ===========        ==========

Earnings Per Share:
  Loss From Continuing Operations                    $     (.25)       $      (.45)     $      (.57)       $     (1.44)
  Loss From Operations of Discontinued Business            (.06)              (.30)            (.21)              (.42)
                                                     -----------     --------------      -----------     --------------
  Net Loss                                           $     (.31)       $      (.75)     $      (.78)       $     (1.86)
                                                     ============      =============    ============      ============
  Weighted Average Number of Shares
      Outstanding  (in thousands)                        19,330             16,574           19,330             16,566
                                                     ===========       ============      ===========       ===========

              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   [UNAUDITED]
                                 (In thousands)

                                                     Common Stock
                                              --------------------------        Additional      Accumulated
                                               Shares            Amount           Capital         [Deficit]
                                              -------          ---------        ------------     ------------
Balance - June 30, 1995                       19,330          $  37,617         $  7,877         $(141,716)

  Net loss for the three months ended
    September 30, 1995                            --                --               --             (2,727)

 Net loss for the three months ended
   December 31, 1995                              --                --               --             (6,386)

 Net loss for the three months ended
   March 31, 1996                                 --                --               --             (6,003)
                                             --------           ---------         --------       ----------

Balance - March 31, 1996                      19,330            $  37,617         $  7,877       $(156,832)
                                              ======            =========         ========       ==========










              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In thousands)

                                                                                       Nine months ended
                                                                                           March 31,

                                                                                    1 9 9 6         1 9 9 5
                                                                                --------------   -------------
OPERATING ACTIVITIES:
  Net Loss from Continuing Operations                                              $(11,000)        $(23,785)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Continuing Operations:
      Extraordinary Item                                                                --               832
      Depreciation and Amortization                                                     642              483
      Reserve for Asset Impairment                                                      --             1,031
      Write-off of Deferred Charges                                                      64              --
      Amortization of Deferred Finance Charges
         and Original Issue Discount                                                  1,555            1,597
     Gain From Sale of Development Agreement                                           (221)             --

    Changes in Assets and Liabilities -
      [Increase] Decrease in:
        Interest Receivable                                                             493              --
        Prepaid Expenses and Other Current Assets                                        54              (70)
        Management Fees and Expenses Receivable                                       1,207              --
        Deposits and Other Assets                                                        17           (1,603)
      Increase [Decrease] in:
        Accounts Payable and Accrued Expenses                                          (783)          12,366
        Accrued Interest Expense                                                     12,675           (2,645)
                                                                                ------------     -----------

    Total Adjustments                                                                15,703           11,991
                                                                                ------------     -----------

  Net Cash - Continuing Operations                                              $     4,703        $ (11,794)

    Loss From Discontinued Operations                                                (4,116)          (6,966)
    Adjustments to Reconcile Loss to Net Cash Used
      in Discontinued Operations:
       Equity in Losses of River City Joint Venture                                   1,220            4,722
       Cash Included in Assets Held for Sale                                           (452)             --
                                                                                ------------     ------------
  Net Cash - Discontinued Operations                                                 (3,348)          (2,244)
                                                                                ------------     -----------

  Net Cash - Operating Activities                                               $     1,355        $(14,038)




              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In thousands)

                                                                                       Nine months ended
                                                                                           March 31,

                                                                                  1 9 9 6           1 9 9 5
                                                                                -----------       -----------
INVESTING ACTIVITIES:
  Investment in Property, Vessel and Equipment                                  $      (462)     $  (35,281)
  Advances from Joint Venture Partner                                                   --              554
  Advances to Joint Venture                                                            (960)            --
  Proceeds from Asset Disposed                                                          --              112
  Cash Held in Escrow                                                                   --           (2,423)
  Investment in Subsidiaries                                                            --          (32,173)
  Net Transfers from Restricted Cash                                                  4,064          86,824
  Investments in Management Agreements                                                 (233)         (2,642)
  Native American Casino Development Advances                                        (1,069)        (10,904)
  Repayment of Native American Notes Receivable                                      11,213             383
                                                                                -----------     -----------

  Net Cash - Investing Activities                                               $    12,553      $    4,450

FINANCING ACTIVITIES:

  Funds Held by Trustee, Net of advances of $199                                    (15,536)           --
  Reduction in Equipment Notes                                                       (1,298)           --
  Proceeds from Exercise of  Common Stock Options                                       --              79
  Repayment of Note Payable                                                             --             (67)
  Proceeds from Private Placement of Common Stock                                       --           3,188
  Proceeds from Sale of Development Agreements                                          292            --
  Debtor in Possession Financing                                                      2,495            --
                                                                                -----------     -----------
  Net Cash - Financing Activities                                               $   (14,047)    $    3,200
                                                                                -----------     -----------

  NET DECREASE IN CASH                                                          $      (139)    $   (6,388)

 Cash and Cash Equivalents - Beginning of Periods                               $     1,147     $   18,008
                                                                                ------------    ----------

 Cash and Cash Equivalents - End of Periods                                     $     1,008     $   11,620
                                                                                ============    ==========









              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]

Supplemental Disclosures of Cash Flow Information:

                                                            Nine months ended
                                                               March 31,
                                                       ------------------------
                                                         1996          1995
                                                       -------       ---------
      Cash paid during the periods for:
        Interest                                        $  156      $   8,165
        Income Taxes                                    $  197         --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         During August and September 1994, the Company and its New Orleans joint venture partner, Grand Palais Riverboat, Inc.("Grand Palais"), completed several land acquisitions on behalf of the River City Joint Venture. The total purchase price of $39,318,612 was paid $16,249,000 in cash and $23,069,612 in seller financed mortgages. The Company's proportionate share was $8,124,500 in cash, plus $121,815 in closing costs and mortgages of $11,534,806.

         The Company capitalized interest of $0 and $999,000 during the nine months ending March 31, 1996 and 1995, respectively, related to its construction projects.

         In November 1994 and March 1995, Capital Gaming Management, Inc. completed financings of slot machines for the Umatilla facility in the aggregate amount of $1,525,000. This amount has been included in Native American loans receivable and notes payable.

         On March 30, 1995, the Company exchanged 1,961,290 shares of common stock for $8,000,000 principal amount of outstanding Senior Secured Notes held by certain funds managed by Fidelity Investments. Additionally, 38,911 shares of common stock were issued in payment of accrued interest in the notes. The exchange resulted in an extraordinary non-cash loss of $832,447 due primarily to the write-off of deferred finance costs and original issue discount related to the notes.



              The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [UNAUDITED]

[A]    BASIS OF PRESENTATION

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi- jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett Casino project is conducted through Capital Development Gaming Corp., ("CDGC"), a wholly-owned subsidiary of the Company. In addition the Company, through its wholly-owned subsidiary, Crescent City Capital Development Corp. ("CCCD"), had a 50% interest in a joint venture riverboat gaming facility in New Orleans, Louisiana (the "River City Joint Venture") which ceased operations on June 9, 1995. The River City Joint Venture was terminated in July 1995. On July 26, 1995 an involuntary bankruptcy petition was filed against CCCD seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Case"). On July 28, 1995, CCCD consented to the entry of an order for relief in the Bankruptcy Case. Since such order, CCCD has continued to manage its business and properties as a debtor-in-possession. See Note D for discussion of the status of the Bankruptcy Case.

         As a result of CCCD's reorganization, the Company is now focusing all of its efforts on (i) disposing of CCCD's assets (ii) restructuring the Company's debt, (iii) maintaining its remaining gaming management contracts with Native American Tribes, (iv) developing the Narragansett Casino, and (v) seeking new gaming opportunities. In the event the Company is unable to satisfactorily restructure its debt, the Company may be compelled to seek relief under Chapter 11 of the Bankruptcy Code. (See Planned Restructuring).

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1996, and the results of its operations and cash flows for the periods then ended. Results of operations for interim periods are not necessarily indicative of a full year of operations. The expenses incurred by CCCD to maintain the physical assets and maintain certain administrative requirements are reflected as part of Discontinued Operations in the Statement of Operations for all periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Capital Gaming International, Inc. Form 10-K for the fiscal year ended June 30, 1995 and Forms 10-Q for the periods ended September 30, 1995 and December 31, 1995 as filed with the Securities and Exchange Commission ("SEC").

         Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[B]    CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The Company's 50% investment in the River City Joint Venture ("RCJV") is accounted for by the equity method through CCCD. Under the equity method, original investments and advances are recorded at cost and adjusted by the Company's share of undistributed losses of the partnership. CCCD's equity interest in RCJV losses was approximately $216,000 and $1,220,000 for the three months and nine months ended March 31, 1996, respectively.

[C]    SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's Form 10-K for the year ended June 30, 1995, as filed with the Securities and Exchange Commission.

[D]    CHAPTER 11 FILING AND PLAN OF REORGANIZATION

         Since July 28, 1995, CCCD has been operating as a debtor-in-possession in a case under Chapter 11 of the Bankruptcy Code pending in the United States Bankruptcy Court for the Eastern District of Louisiana (the "Bankruptcy Case"). The Bankruptcy Case was originally commenced by creditors by the filing of an involuntary Chapter 11 petition on July 26, 1995. CCCD consented to the entry of an order for relief on July 28, 1995. The operations of CCCD have been segregated and presented in the Consolidated Statement of Operations as discontinued operations.

         As a result of the Bankruptcy Case, the failure to make the August 1, 1995 interest payment on Senior Secured Notes and other default conditions, the Trustee for the Company's 11-1/2% Senior Secured Notes notified the Company of the occurrence of events of default. Except as limited by applicable provisions of the Bankruptcy Code, the holders of the Company's 11-1/2% Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including, but not limited to, acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the Crescent City Queen riverboat gaming vessel, assets located on the Crescent City Queen and assets at the River City Pavilion as well as the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer to the Trustee for the benefit of the holders of the Senior Secured Notes, any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes were to exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries might not be able to continue their operations. However, the Senior Secured Noteholders' Steering Committee (the "Steering Committee"), consisting of noteholders holding a majority of the Senior Secured Notes, has notified the National Indian Gaming Commission and the Company that the members of the Steering Committee will not exercise their remedies where the exercise of such remedies would prevent CGMI from

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[D]  CHAPTER 11 FILING AND PLAN OF REORGANIZATION - (Continued)

continuing its operations as manager of several existing Native American Gaming Facilities. Pursuant to the Indenture, the holders of a majority in aggregate principal amount of Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee.

         Plan of Reorganization - CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code on October 13, 1995. On January 12, 1996 the United States Bankruptcy Court confirmed CCCD's plan of reorganization (the "January Plan of Reorganization"). The January Plan of Reorganization was predicated upon an agreement (the "MRI Agreement") with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1996 including, but not limited to, transferability of the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to conclude on its findings with respect to the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. Irrespective of any causes of action arising in favor of the Company as a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and Crescent City Capital Development Corp. The CMC Agreement, if consummated, will effect the transfer of ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. Of the various significant classes of creditors, the summary of votes by each class of creditors to approve the Amended Plan of Reorganization was as follows:
Noteholders - 100%; Senior Secured Claims - 99.14%; unsecured claims - 99.89%; and convenience claims - 100%. Additionally, approvals of the transaction by the Louisiana Riverboat Gaming Commission and Louisiana State Police were obtained on March 23, 1996 and April 30, 1996, respectively. Under Louisiana gaming regulations, an "interested party" may appeal an adverse action of a regulatory body for a period of ten (10) days. Management expects to close the transaction before the end of May. The CMC Agreement provides for a purchase price of $50 million, payable $15 million cash and $35 million in 11.5% secured notes due in three years (the "11.5% Notes"). Additionally, Casino Magic Corp. has agreed to assume up to $6.5 million in certain equipment liabilities. The 11.5% Notes will be issued by reorganized CCCD (which will then be an affiliate of Casino Magic Corp.) and will be guaranteed by certain subsidiaries of Casino Magic Corp. The 11.5% Notes contain mandatory and optional redemption features as well as acceleration clauses. The cash and 11.5% Notes paid by Casino Magic Corp. as the purchase price for CCCD shall be distributed in accordance with the provisions of CCCD's Amended Plan of Reorganization. The Amended Plan of Reorganization also provides for the distribution to CCCD's creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[D]  CHAPTER 11 FILING AND PLAN OF REORGANIZATION - (Continued)

         If, for unforeseen reasons, the Casino Magic transaction does not close, management will need to find another purchaser and submit a new plan of reorganization to the Bankruptcy Court. If willing buyers for the license are not available, the price to be received by the Company on the liquidation of CCCD will likely be substantially below the purchase price provided in the CMC Agreement ($50 million plus assumption of up to $6.5 of certain equipment liabilities). The Company believes that the market price for the Crescent City Queen vessel without an operator's license could be $15-20 million. Although the Company believes that the Casino Magic transaction will close before the end of May, there can be no assurances the Casino Magic transaction will close by that time or thereafter or that an offer to purchase the Crescent City Queen with or without a license would occur any time in the near future.

         In addition to disposing of CCCD's assets, the Company believes it must restructure its remaining debt in order to continue its operations. The Company expects that it will continue to negotiate with the Steering Committee regarding the restructuring of the Senior Secured Notes. The Company's total liabilities aggregate approximately $177 million, which includes $127.0 million face amount remaining outstanding on the 11-1/2% Senior Secured Notes less approximately $15.5 million in funds under custody of the Noteholder's Trustee for the benefit of the Noteholders. [See Note G]. Additionally, it is expected that the Noteholder's Trustee will receive approximately $7 million in cash and $28 million in notes from the proceeds of the sale of CCCD. Although the Company believes it can successfully restructure its debt, there can be no assurances that the Company will reach any agreement with the holders of its Senior Secured Notes or with any other secured or unsecured creditors regarding the restructuring of the Company's liabilities. In connection with such a restructuring, the Company anticipates that it may file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Should a Chapter 11 filing become necessary, the Company anticipates that, in order to shorten the duration of any bankruptcy case, it will file, together with its Chapter 11 petition, a plan of reorganization as to which its creditors have agreed in principle (the "Prenegotiated Plan"). At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company. While the Company cannot predict the terms of its restructuring, a reorganization under Chapter 11 is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company. The Company

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[D]  CHAPTER 11 FILING AND PLAN OF REORGANIZATION - (Continued)

believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any bankruptcy case for CGMI or CDGC. However, there can be no assurances that the Company's Native American casino management contracts will not be adversely affected by a Chapter 11 reorganization by the Company.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[E]    CRESCENT CITY CAPITAL DEVELOPMENT CORP.

         Summarized financial information for the discontinued operations subject to reorganization proceedings are presented below:

                     Crescent City Capital Development Corp.
                              Debtor in Possession
                                  Balance Sheet
                                 March 31, 1996

Assets:                                                                                         (In thousands)
         Current Assets                                                                          $      586
         Riverboat and related assets held for
           disposal, net of accumulated depreciation                                                 41,128
                                                                                                     ------
                  Total Assets                                                                       41,714
                                                                                                     ======

Liabilities and Shareholder's Deficit:
         Liabilities subject to compromise 4,020 Liabilities not subject to compromise:
           Accounts payable and accrued expenses                                                      7,197
           Bank note payable                                                                          2,000
           Debtor in possession financing                                                             2,495
         Other Liabilities:
           Due to parent                                                                             76,460
           Proportionate share of losses in Joint Venture
             in excess of investments and advances                                                   16,539
           Accumulated deficit                                                                      (66,997)
                                                                                                    -------
                  Total liabilities and shareholder's deficit                                      $ 41,714
                                                                                                   ========

                      Statement of Discontinued Operations
                          Periods ended March 31, 1996

                                       Nine Months              Three Months

Legal fees                             $(1,846)                  $    (540)
Equity in loss of RCJV (1)              (1,220)                       (216)
Other reorganization items                (928)                       (347)
Interest income                             10                         --
Interest expense                          (132)                        (65)
                                       --------                  ----------
   Net Loss                            $(4,116)                    $(1,168)
                                       ========                  =========

(1) Interest expense of River City Joint Venture for the nine months ended March 31, 1996 was $197,000.
(2) CCCD has guaranteed indebtedness of its parent, Capital Gaming International, Inc., totaling $135 million, which guarantee is subject to the Reorganization Proceedings
(3) For the three and nine month periods ending March 31, 1995 all costs of CCCD represent pre-opening costs.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[F]    DEBTOR IN POSSESSION (DIP)  FINANCING

         Pursuant to provisions in the MRI Agreement, CCCD borrowed $2.0 million in the aggregate from Mirage in December 1995 and January 1996. The borrowings from Mirage are secured by a lien on the Crescent City Queen and are non-recourse to the Company. Of the $2.0 million borrowed from Mirage, the Company's Senior Secured Noteholders received approximately $1.3 million and the remaining approximate $.7 million was used by CCCD for administrative and carrying costs to maintain CCCD's assets. The $1.3 million is included in "Funds held by Trustee for Senior Secured Noteholders" in the March 31, 1996 balance sheet. The $2.0 million bears interest at 1% per month. Its repayment source will most likely be from proceeds from the sale of the vessel.

         In March 1996, Casino Magic Corp. provided additional DIP financing to CCCD in the amount of $495,000 (the "CMC DIP Loan") as part of $1 million of total agreed upon DIP financing pursuant to the CMC Agreement. All such borrowings will bear interest at 1% per month and is secured by a lien on the vessel, junior to the lien granted to Mirage to secure Mirage's $2.0 million loan to CCCD. It is anticipated that the CMC DIP Loan will be repaid as a credit toward the purchase price payable by Casino Magic Corp. under the CMC Agreement.

[G]    FUNDS HELD BY TRUSTEE FOR SENIOR SECURED NOTEHOLDERS

         As of March 31, 1996, approximately $15.5 million is held by the Trustee for Senior Secured Noteholders against obligations owed by the Company to Noteholders. (Approximately $.2 was loaned to CCCD by the Trustee during the quarter ended March 31, 1996 for on-going expenses and was repaid to the Trustee in April 1996.) The obligations include Senior Secured Notes - $127 million, consent fee note payable of $1.35 million and accrued interest of approximately $13.4 million. The funds held represent the approximate $7.6 million Muckleshoot loan repayment, $2.8 million net Cow Creek buy-out payment, approximately $.8 million of Cow Creek loan repayment, approximately $3.2 million in unused restricted cash, and approximately $1.3 million paid to noteholders from the $2.0 million debtor in possession financing obtained from Mirage in December 1995. All such funds were directly paid and/or returned to the Trustee. As management is currently negotiating with noteholders to restructure the outstanding debt, the specific application of these repayments among the three different noteholder obligations is not known at this time. The balance sheet as of March 31, 1996 therefore reflects approximately $15.5 million as a contra-liability related to Senior Secured Noteholder indebtedness. Interest expense for the nine months ended March 31, 1996 and total accrued interest as of March 31, 1996 has been recorded based on the total $127 million in outstanding Senior Secured Notes.

[H]    RHODE ISLAND DEVELOPMENT PROJECT

         On February 13, 1996 the United States District Court for the District of Rhode Island dismissed all litigation challenging the Tribal - State Compact that had been entered into between the State of Rhode Island and the Narragansett Indian Tribe and the Tribe's right to conduct gaming on its Tribal land in Charlestown, Rhode Island. With such dismissals all litigation associated with the Narragansetts' gaming venture has been disposed of. In dismissing the litigation, the U.S. District Court accepted the Rhode Island Supreme Court's ruling that former Governor Sundlun did not have the authority to bind the State to the Tribal - State Compact that was entered into between

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]

[H]  RHODE ISLAND DEVELOPMENT PROJECT - (Continued)

the Tribe and the State in August of 1994 for Class III gaming on the Tribe's reservation. The Rhode Island Supreme Court held that the State's General Assembly, not the Governor, has the authority to bind the State to such a compact.

         On March 27, 1996, in the Seminole Tribe of Florida v. the State of Florida case, the United States Supreme Court held that the Eleventh Amendment prevents Native American tribes from suing individual states in Federal Court for failure to negotiate in good faith with a tribe for a gaming compact as required by the Indian Gaming Regulatory Act ("IGRA"). The Supreme Court decision however, left intact all remaining provisions of IGRA including the state's obligation to negotiate with Tribes in good faith and the provision which permits a Tribe to seek relief from the Secretary of the Interior when a state refuses to negotiate. On April 16, 1996, the Narragansett Tribe filed a petition with the Secretary of the Interior requesting relief through the IGRA procedures.

         CDGC has a management contract with the Narragansett Tribe to develop and manage a gaming facility for the Tribe. The Company has continued funding the on-going development costs of the project, which for the three and nine months ended March 31, 1996 have amounted to approximately $262,000 and $1,296,000, respectively. Such costs primarily consist of legal costs, environmental engineering and assessment and design costs.

[I]    EQUITY TRANSACTIONS

         On January 14, 1996, upon the recommendation of the Executive Compensation Committee, the Board of Directors (i) cancelled 1,782,500 outstanding stock option with exercise prices in excess of the fair market value of the Company's common stock at the time, and granted 1,770,000 stock options exercisable at $.3125 per share and (ii) cancelled 2,000,000 outstanding stock options, held by the Company's Chairman, I.G. Jack Davis, Jr., with exercise prices in excess of fair market value of the Company's common stock at that time, and granted 1,200,000 stock options exercisable at $.50 per share. In addition, on January 14, 1996, upon the recommendation of the Executive Compensation Committee, the Board of Directors awarded new stock options (i) to Colonel Clinton L. Pagano, Executive Vice President of Compliance, to purchase 100,000 shares of the Company's common stock exercisable at $.3125 per share,
(ii) to Mr. Thomas P. Gallagher to purchase 100,000 shares of the Company's common stock exercisable at $.3125 per share, (iii) to James F. Ahearn, Vice President of Operations (CGMI), to purchase 65,000 shares of the Company's common stock exercisable at $.3125 per share and (iv) to William S. Papazian, Senior Vice President and General Counsel, to purchase 165,000 shares of the Company's common stock exercisable at $.3125 per share. The options granted on January 14, 1996 all had exercise prices significantly above the Fair Market Value of the Company's common stock on the date of grant as such term is defined under the Company's 1990 Stock Option Plan, as amended. All of the stock options granted on January 14, 1996 will vest on July 14, 1996 and will be exercisable thereafter for a period of five years.

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

         As a result of the Company's planned disposal of its New Orleans gaming operations, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

LIQUIDITY AND CAPITAL RESOURCES

General

         As of March 31, 1996, approximately two-thirds of the Company's consolidated assets were held by Crescent City Capital Development Corp. ("CCCD"). From July 28, 1995 through April 29, 1996, when its Amended Plan of Reorganization was confirmed, CCCD was operating as a debtor-in-possession. CCCD's Amended Plan of Reorganization contemplates the sale of substantially all of the assets of CCCD to Casino Magic Corp. It is anticipated that such sale will close before May 30, 1996. (See "Agreement to Dispose of Crescent City Capital Development Corp."). The Company is experiencing serious liquidity difficulties as a result of the failure of the New Orleans project and resultant bankruptcy of CCCD. The Company has defaulted on the Company's 11-1/2% Senior Secured Notes ("Senior Secured Notes") and the FNBC bank note due to failure to make required interest payments. CCCD's general partnership has defaulted on its $22.5 million mortgage due to failure to make principal and interest payments. In addition, the Company did not make the required October 26, 1995 interest payment on the $19 million unsecured term note. The Company's working capital position is negative approximately $153 million which includes the outstanding balance of the Senior Secured Notes which are in default and classified as a current liability. Stockholders' equity is in a deficit position of approximately $111 million as of March 31, 1996. The Company continues to operate based upon the funds received from its wholly owned subsidiary, Capital Gaming Management, Inc., the subsidiary which manages three Native American gaming facilities. The Company's cash flows are dependent upon the management fees earned from three management contracts.

         CCCD has a 50% interest in the general partnership, River City Joint Venture (RCJV). An involuntary petition under chapter 11 of the Bankruptcy Code was filed by creditors of the RCJV on July 26, 1995. After such extensions of time to answer the involuntary petitions were granted by the petitioning creditors, neither RCJV nor its partners opposed the involuntary petition and an order for relief was entered against the RCJV in July 1995. On or about April 26, 1996, the Bankruptcy Court entered an order dismissing the RCJV Chapter 11 case; RCJV is no longer a debtor-in-possession and is no longer protected from its creditors by the automatic stay arising in bankruptcy cases. RCJV's primary secured creditor is a creditor who holds a $22.5 million mortgage on the land which the project's terminal building is situated. It is expected this creditor will initiate foreclosure actions to obtain legal title to the land shortly. The other significant assets of RCJV are the terminal building, its permanent fixtures and other land improvements. In June 1995, RCJV reduced the carrying value of certain assets from approximately $103 million to approximately $26 million in accordance with generally accepted accounting principles. Based on

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

discussions with potential acquirors for CCCD's riverboat vessel and other industry contacts, there appears to be no interest in these assets. Additionally, the title to the building structure is obscured because of default provisions contained in the Terminal and Use Agreement with the Board of Commissioners of the Port of New Orleans. It is uncertain at this time whether the RCJV will retain ownership of the terminal building.

Planned Restructuring

         In connection with the anticipated restructuring of the Senior Secured Notes and other unsecured liabilities of the Company including the indebtedness due and owing to Republic Corporate Services, Inc. in the amount of $19.0 million, the Company anticipates that it may file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. Should a Chapter 11 filing become necessary, the Company anticipates that, in order to shorten the duration of any bankruptcy case, it will file, together with its Chapter 11 petition, a plan of reorganization as to which its creditors have agreed in principle (the "Prenegotiated Plan"). At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company.

         If the Company does file a petition for relief under Chapter 11, it is unlikely that the Company will be able to reorganize and successfully emerge from bankruptcy unless a reorganization plan provides for a substantial reduction in the Company's outstanding secured and unsecured liabilities. While the Company cannot predict the terms of its restructuring, the Company believes a reorganization under Chapter 11 is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company.

         The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations or obligations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any bankruptcy case for CGMI or CDGC. However , there can be no assurances that the Company's Native American casino management contracts will not be adversely affected by a Chapter 11 reorganization by the Company.

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The management contract with the Muckleshoot Indian Tribe provides that any final decree or judgment of insolvency by "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7, which is not dismissed within ninety days. Although the Company does not believe that the commencement of a Chapter 11 case by the Company will trigger any of these default provisions, there can be no assurance whether or not such provisions of the various management contracts would be upheld in the United States Bankruptcy Court or in other Federal courts. Each of the Company's management contracts have received National Indian Gaming Commission approval and thus are enforceable in the Federal courts.

         CDGC's management contract with the Narragansett Tribe provides that the Tribe may terminate the Agreement in the event of proceedings by CDGC to adjudicate it bankrupt or insolvent, or seeking reorganization or protection under any law relating to bankruptcy insolvency or reorganization is commenced and not dismissed or stayed within thirty days. Although the Company does not believe that a Chapter 11 case by the Company will trigger this termination provision, there can be no assurances given that Capital Development Gaming Corp.'s management contract with the Narragansett Tribe would not be adversely affected by such factors.

Sources and Uses of Cash

         During the nine months ended March 31, 1996 cash of approximately $1,355,000 was generated from operating activities primarily attributable to CGMI's net income from operations of approximately $4,100,000 plus the $3,000,000 non-recurring buy-out fee received from Cow Creek. Significant non-cash items during the nine month period include interest expense accruals of approximately $12,675 and depreciation and amortization of $2,261,000. These cash sources are offset by expenses of Capital Gaming International, Inc., development costs incurred related to the Rhode Island project and the costs incurred in New Orleans. If the Company held the liquid resources necessary to meet its interest expense obligations as they came due, net cash from operating activities would be negative.

         Investment outlays included approximately $1,069,000 for Native American gaming facility construction costs advanced in July 1995, approximately $960,000 for pre-petition and court approved debtor-in-possession advances to the River City Joint Venture and approximately $233,000 for final costs related to certain management agreements. These uses were funded by approximately $11,213,000 in loan repayments received from the tribes and approximately $4,064,000 of restricted cash remaining on hand at June 30, 1995. Such loan repayments included early prepayment of the Muckleshoot and Cow Creek loans in the amount of approximately $8,400,000. Total net cash from investing activities was approximately $12,553,000 and was substantially used to fund payments to the Trustee for the Senior Secured Noteholders. The net cash from investment activities for the quarter ended March 31, 1996 was $746,000 generated from collection of Native American loan repayments, offset by $124,000 in advances to fund New Orleans expenses.

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net financing activities required $14,047, 000, primarily for $15,735,000 in funds disbursed to the Trustee for the Senior Secured Noteholders net of approximately $199,000 provided to CCCD for on-going costs. (See Footnote G to the Consolidated Financial Statements). Additionally, principal repayments on CGMI's equipment notes payable required approximately $1,298,000. The Company received proceeds of approximately $243,000 as a result of the sale of its interest in a partnership agreement for the development of a riverboat gaming facility in an emerging gaming jurisdiction. Additionally, approximately $49,000 of the Company's equity investment in another partnership agreement was returned to the Company. In December 1995 and January 1996, CCCD utilized a provision in the sale agreement with Mirage to borrow $2,000,000 in DIP financing and also borrowed $495,000 in March 1996 from Casino Magic pursuant to the DIP Financing Agreement with that purchaser. Collectively, these funds were used to pay approximately $1,300,000 to the Trustee for the Senior Secured Noteholders and approximately $1,195,000 was used for expenses of CCCD in New Orleans.

         The Company's source of internal funds for 1996 is expected to be derived only from excess cash generated by CGMI's operations and Native American loan repayments. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of funds, the Company may not be able to continue operations.

Agreement to Dispose of Crescent City Capital Development Corp.

         Following the voluntary closure of the New Orleans River City Casino and after the evaluation and negotiation of potential transactions, the Company entered into an agreement to sell to Mirage Resorts, Incorporated ("Mirage"), all of the capital stock of CCCD and certain related assets pursuant to a plan of reorganization of CCCD. The purchase price to be paid by Mirage was $55 million plus the assumption of up to $6.5 million of certain equipment financing. The sale was contingent on certain waivers and conditions being achieved on or before January 24, 1996. On January 12, 1996, the U.S. Bankruptcy Court confirmed the January Plan of Reorganization. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the closing deadline. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to conclude on its findings with respect to the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. Irrespective of any causes of action arising in favor of the Company as a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC" Agreement) with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and Crescent City Capital Development Corp. The CMC Agreement, if consummated, will effect the transfer of ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. Additionally, approval of the transaction by the Louisiana Riverboat Gaming Commission and Louisiana State Police were obtained on March 23, 1996 and April 30, 1996, respectively. Management expects the transaction to close before the end of May.

Defaults on Indebtedness

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes (the " Senior Secured Notes") notified the Company of the occurrence of events of default under the Company's Indenture. The Company and CCCD are also in default under certain other debt instruments. These default conditions were disclosed and reported in detail in the Company's Form 10-K for the year end June 30, 1995 filed with the SEC.

          Except as limited by applicable provisions of the Bankruptcy Code, the holders of the Company's 11- 1/2% Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including, but not limited to, acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the Crescent City Queen riverboat gaming vessel, assets located on the Crescent City Queen and assets at the River City Pavilion as well as the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer to the Trustee for the benefit of the holders of the Senior Secured Notes, any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes were to exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries might not be able to continue their operations. However, the Senior Secured Noteholders' Steering Committee (the "Steering Committee") consisting of noteholders holding a majority of the Senior Secured Notes, has notified the National Indian Gaming Commission and the Company that the holders of the Senior Secured Notes will not exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American Gaming Facilities. Pursuant to the Indenture, the holders of a majority in aggregate principal amount of Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee, or exercising any trust or power conferred on the Trustee.

Capital Requirements

         New Orleans

         Since closing of the New Orleans River City Casino in June 1995 the Company has continued to incur substantial carrying costs with respect to the New Orleans assets. These costs include 24 hour manning of the riverboat vessel, security measures to safeguard the vessel, contents and equipment located in the

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

River City terminal, utility costs for temperature control to protect gaming equipment, insurance costs and administrative payroll. These costs have been reduced from approximately $400,000 per month in 1995 to approximately an average cost of $275,000 per month beginning in 1996. Pursuant to the CMC Agreement, approximately $300,000 in financing remains available under a total $1 million debtor in possession financing agreement to fund these carrying costs and to finance reorganization expenses. CCCD's current unpaid obligation and expected costs through closing, however, approximate this amount. The loans will likely be repaid as a credit to the purchase price to be paid by Casino Magic Corp. under the CMC Agreement. It is unlikely the Company can continue to fund these costs for an extended period of time. Management believes the remaining funds are sufficient until the sale agreement with Casino Magic is closed provided there is no significant delay in closing. Once closed there will be approximately $7 million in cash and $28 million in Notes available for distribution to the Trustee for the Senior Secured Noteholders. The remainder of the consideration will repay DIP Financing and secured and unsecured creditors. No funds are likely to be available to the Company.

         Capital Gaming International, Inc.

         Beginning in July 1995, CGI began efforts to reduce overhead costs at the parent level. Since then a number of employees, including five officers, were terminated and salaries of two executives and three staff personnel, were reduced. Other cost containment measures have been implemented. The capital requirements of the Company for one year through March 31, 1997 will approximate $3 million including estimated attorney fees surrounding the anticipated restructuring.

         Capital Gaming Management, Inc.

         CGMI will continue to operate with the Muckleshoot, Tonto Apache and Umatilla management agreements. Absent new development or consideration of the Rhode Island development project, these three contracts will provide the Company with its only source of revenue for the approximately four year remaining duration of the contracts. Additionally, the Company will receive loan repayments from the Tonto Apache and Umatilla Tribes. The capital requirements of CGMI for the next twelve months will approximate $3 million for all overhead costs, as restructured, and equipment financing repayments. The expected management fees and loan repayments are anticipated to exceed the capital requirements of CGMI as well as the Company combined. Such excess, although not assured, if realized will assist in funding capital requirements of the Rhode Island Project.

         Rhode Island Development Project

         The Company's Rhode Island subsidiary, Capital Development Gaming Corp., ("CDGC"), has a management contract with the Narragansett Indian Tribe of Charlestown, Rhode Island that requires CDGC to fund the development of the Class III casino facility, however, a precise estimate of the required investment can not be determined at this time. The investment will be in the form of a term loan to the Tribe with repayment to be required over no longer than the remaining duration of the Narragansett contract. The Tribe will own all real and personal property. The Company will most likely seek to employ the issuance of debt instruments in order to obtain the initial funding for the project, although it is not known whether such financing will be obtained

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

through public or private capital markets. There can be no assurance that such financing will be available or if available, that the terms thereof will be acceptable to the Company. The interest in the Narragansett contract is held through CDGC, a wholly-owned subsidiary of the Company, which is not a guarantor of the Senior Secured Notes.

         In order to fund the capital requirements for the project, it is anticipated that the Company will require significant additional capital. Depending on the content of a binding gaming compact with the State of Rhode Island, which the Tribe continues to seek, the potential inability of the Narragansett casino to offer a full scope of gaming could create a competitive disadvantage. Such a disadvantage, if it materializes, may negatively impact the Company's ability to finance the project or to finance the project on terms acceptable to the Company. There can be no assurance that such financing will be available, or if available that the terms thereof will be acceptable to the Company. Given the development phase of the project and the fact that the Tribe's petition to the Secretary of the Interior for procedures to obtain a binding compact is pending, no financing commitments for this project have been obtained as of the date of this report. Once financing is obtained, management intends to pursue the construction of the casino on an expedited basis. No assurances can be given, however, that construction delays will not prevent the Narragansett casino from being established at the earliest possible time.

         The estimated timing of capital requirements can not be estimated at this time due to the pending legal issues and needed compact as well as evaluation of the recently completed environmental work. Before construction commences, the requisite financing will need to be secured.

         See Note H "Rhode Island Development Project" to the Consolidated Financial Statements for additional details.

RESULTS OF OPERATIONS

         The following discussion of the results of operations includes Capital Gaming International, Inc. and its wholly owned subsidiaries, Crescent City Capital Development Corp., (CCCD), and Capital Gaming Management Inc. (CGMI). The Company's other active wholly owned subsidiary, Capital Development Gaming Corp. is continuing to fund expenses of the Rhode Island project. The results of operations of CCCD for the three and nine months ended March 31, 1996 include its 50% interest in losses of River City Joint Venture ("RCJV"), a general partnership whose other equal partner is Grand Palais Riverboat, Inc. (a wholly owned subsidiary of Hemmeter Enterprises, Inc.). In July 1995, RCJV and its two partners sought protection under Chapter 11 of the Federal Bankruptcy Code. The operations of CCCD have been presented in the Statement of Operations as discontinued operations. All amounts in this discussion are approximate as the format of the financial statements rounds all amounts to the nearest thousand.

Three months ended March 31, 1996 compared to March 31, 1995

Consolidated

         The three months ended March 31, 1996, resulted in a net loss from continuing operations of $4,835,000, ($.25 per share) and losses from the New

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orleans discontinued operations and other reorganization costs of $1,168,000 ($.06 per share), producing a net loss for the Company of $6,003,000 ($.31 per share). This compares with losses from the quarterly period ended March 31, 1995 of $7,359,000 ($.45 per share) and $5,030,000 ($.30 per share), representing continuing operations and discontinued operations, respectively. The losses from continuing operations for the quarter ended March 31, 1996 are substantially attributable to interest expense related to the Company's secured and unsecured debt. This is similarly true for the quarter ended March 31, 1995, only to a much lesser extent. The company continues to accrue interest based on the full face amount of $127 million outstanding 11.5% Senior Secured Notes and the $19 million unsecured term note.

         The net decrease of $2,524,000 in the loss from continuing operations is attributable to significantly reduced costs in all areas due to the Company's on-going restructuring. The 1995 quarterly and nine month periods reflect essentially a period of accelerated activities in preparation for opening of the New Orleans riverboat and several Native American gaming facilities under management. The 1996 quarterly and nine month periods conversely reflect the winding down of operations and scaled back levels due to the bankruptcy filing and restructuring. CGMI had one Class III facility active in the 1995 periods as compared to three Class III facilities in 1996. Thus, management fees for the comparative quarters increased approximately $222,000.

         The losses from discontinued operations of $1,168,000 for the quarter ending March 31, 1996, include various carrying costs of $347,000, bankruptcy attorney fees of $540,000 and expenses of the joint venture of $216,000. These items were $3,862,000 lower than the loss from the quarter ended March 31, 1995 of $5,030,000 which was represented by various pre-opening costs in preparation of the opening of the riverboat. Pre-opening costs escalated in the quarter ended March 31, 1995 as compared to the quarterly periods immediately preceding that period. Costs continue to be incurred for safeguarding the vessel and meeting administrative and financial needs.

         The consolidated loss from continuing operations before interest and other income/expense for the quarter ended March 31, 1996 was $295,000 as compared to the same loss for the immediately preceding December 31, 1995 fiscal quarter of $433,000. The decrease in loss is primarily attributable to increased management fees.

         Interest Income and Expense - Interest income this quarter decreased $144,000 to $314,000 from the quarter ended March 31, 1995 due to large amounts of interest earning funds still on hand at March 31, 1995 for construction costs. Interest expense for the quarter ended March 31, 1996 is comprised of the following: (i) Senior Secured Notes of $3,651,000, (ii) amortization of original issue discount and deferred finance charges - $519,000, (iii) Republic Note payable - $546,000 and (iv) CGMI equipment notes - $46,000 for a total of $4,762,000. Total interest expense increased from the quarter ended March 31, 1995 due to $622,000 in interest capitalized during that period off set by interest saved in connection with the extinguishment of $8,000,000 in Senior Secured Notes on March 31, 1995. The Company continues to accrue interest on all debt at full face amount.

         Income Taxes - As the Company has continuing net operating losses
(NOL), there is a substantial NOL carryforward existing. A deferred tax benefit could not be recorded as its realization can not be assured at this time and the

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amount can not be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available NOL carryforwards. Any "ownership change," as defined in the Internal Revenue Code of 1986, will severely limit the amount of any NOL carryforwards that may be utilized. CGMI has recorded provisions during fiscal year 1996 for income taxes payable to states in which it operates.

Capital Gaming Management, Inc.  (CGMI)

         Management fees from CGMI's three Native American gaming facilities under management were $1,704,000 and increased approximately $222,000 from the quarter ended March 31, 1995 as a result of three Class III facilities being operational during the quarter ended March 31, 1996 as compared to only the Cow Creek facility being open in the March 31, 1995 quarter along with the Umatilla temporary facilities.

         CGMI's income from operations before interest and other income/expenses of $1,397,000 from the quarter ended March 31, 1996 reflects management fee income reduced by $307,000 in operating costs. This represents an increase of $925,000 over the quarter ended March 31, 1995. The costs include salaries and wages $157,000, professional fees $64,000, and general and administration and other costs $86,000. This compares to income from operations before interest and other income/expense for the March 31, 1995 quarter of $472,000 based on management fees of $1,482,000 offset by $1,010,000 in operating costs. Costs of the prior quarter include salaries and wages $384,000, professional fees $288,000, travel costs $125,000, and general and administrative and other costs $213,000. The organizational structure of CGMI has been changed in 1995 resulting in reductions in staffing and overhead costs. Additionally as mentioned, revenues have increased.

         CGMI earned interest income of $309,000 for the quarter ended March 31, 1996 from outstanding loans to tribes of approximately $12 million as of March 31, 1996. The same quarter last year earned $157,000 in interest income, the difference being attributable to the lendings being only partially complete as of March 31, 1995. Interest expense of $45,000 was recognized in the March 31, 1996 quarter on outstanding equipment notes which CGMI obtained for financing slot machines installed in the Native American facilities.

Capital Gaming International, Inc. (CGI)

         CGI's costs of operations of $1,197,000 for the quarter ended March 31, 1996 include wages and salaries $639,000, professional fees $364,000 , development costs $262,000 and general and administration costs $194,000. Additionally, depreciation and amortization was approximately $15,000. As compared to the quarter ended March 31, 1995, these costs in total represent a reduction of approximately $1,749,000 from the prior quarter total of approximately $2,946,000. The largest decreases are $986,000 in professional fees, primarily in legal costs, as a result of the various issues present in the quarter ending March 31, 1995 surrounding the New Orleans project, other riverboat development projects, Native American Gaming development issues and filing of securities disclosure documents. During the 1996 quarter, legal costs were incurred related primarily to New Orleans debtor/creditor matters and other corporate matters. Salaries and wages recorded during March 1996 were reduced by $200,000 due to reduced staff including certain officers at CGI offset by an accrual of $339,000 for salaries of certain officers which have been deferred. Public company costs decreased substantially due to termination of an outside

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

firm. Such costs were not materially present in the quarter ending March 31, 1996. Personnel decreased from 19 in 1995 to 9 currently, thereby reducing consumable overhead costs. Gaming development costs at CGI decreased from $504,000 during the quarter ended March 31, 1995 to $262,000 incurred during the quarter ended March 31, 1996 due to costs related to development projects other than Rhode Island and New Orleans which were present during the March 1995 quarter. The increase in Rhode Island costs of $212,000 is the result of primarily environmental and engineering and costs.

         Depreciation and amortization decreased from approximately $88,000 to $15,000 as a result of $74,000 in amortization recorded during the quarter ended March 31, 1995 related to acquired gaming assets which were written off in June 1995.

Crescent City Capital Development Corp. - Discontinued Operations

         All costs related to New Orleans for periods prior to and after the bankruptcy filing have been presented as discontinued operations. Since the June 9, 1995 closing, CCCD has been winding down its affairs to the minimal level necessary to safeguard the physical assets and meet administration and financial necessities. CCCD incurs costs for insurance, security, legal, minimal personnel and administration. For the quarter ending March 31, 1996 CCCD's costs were $1,168,000, including approximately $540,000 in legal fees in connection with bankruptcy proceedings, $216,000 in equity in losses of the River City Joint Venture and approximately $65,000 in interest expense incurred due to DIP Financing. An additional $347,000 was incurred for vessel operations and maintenance, security, administrative personnel, insurance and other G&A. RCJV's expenses in total for the quarter ended March 31, 1996 were approximately $432,000. The costs of the quarter ended March 31, 1995 of $5,030,000 represented various pre-opening costs of CCCD and RCJV and is not comparable to the current quarter.

Nine Months Ended March 31, 1996 Compared to March 31, 1995

Consolidated

         The nine months ended March 31, 1996, resulted in a net loss from continuing operations of $11,000,000, ($.57 per share) and losses from the New Orleans discontinued operations of $4,116,000 ($.21 per share), producing a net loss for the Company of $15,116,000 ($.78 per share). This compares with losses from the same period ended March 31, 1995 of $23,785,000 and $6,966,000 ($1.44 and $.42 per share), representing continuing operations and discontinued operations, respectively. The losses from continuing operations for the nine months ended March 31, 1996 are substantially attributable to interest expense related to the Company's secured and unsecured debt.

         The net decrease of $12,785,000 in the loss from continuing operations is attributable to (i) a decrease in total costs of $8,537,000 due to the Company's restructuring and cost reduction efforts, and (ii) increased management fees at CGMI of $2,134,000 plus a fee of $3,000,000 related to the buy-out of the Cow Creek management contract offset by reduced interest income of $893,000 and increased interest expense of $838,000. The 1995 nine month period reflects essentially a period of accelerated activities in preparation for opening of the New Orleans riverboat and several Native American gaming

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

facilities under management. The 1996 nine month period conversely reflects the winding down of operations and scaled back levels due to the bankruptcy filing and restructurings. CGMI had one Class III facility active in the 1995 periods as compared to three Class III facilities in the 1996 period. Thus, management fees for the comparative nine month periods increased $2,134,000. Revenues of the nine months ended March 31, 1995 include approximately $2,750,000 in fees earned from the Cow Creek contract, comprising 75% of total revenues for that period, the other revenues were primarily derived from Class II facilities and approximately $390,000 from one temporary Class III facility . The fees from Cow Creek in the current nine month period amounted to $618,000 and represented only two months of operations before the buy-out. This period also reflects CGMI's management of the three other Class III facilities for all nine months which produced management fees of $5,160,000 for the period ended March 31, 1996.

         The losses from discontinued operations for the nine months ending March 31, 1996 of $4,116,000, include various carrying costs of $918,000, bankruptcy related attorney fees of $1,846,000 and expenses of the joint venture of $1,220,000. These items were $2,850,000 lower than the loss from the nine months ended March 31, 1995 of $6,966,000 which was represented by various pre-opening costs in preparation of the opening of the riverboat. Additionally, interest expense of $132,000 was incurred related to DIP financings.

         Interest Income and Expense - Interest income decreased $893,000 to $1,113,000 from the nine months ended March 31, 1995 due to large amounts of interest earning funds still on hand at March 31, 1995 for construction costs. Total interest expense increased from the nine months ended March 31, 1995 due to $999,000 in interest capitalized during that period off set by interest saved subsequent to the extinguishment of $8,000,000 in Senior Secured Notes on March 31, 1995. Additionally, interest expense on equipment financings at CGMI was not predominantly present at March 31, 1995.

Capital Gaming Management, Inc.  (CGMI)

         CGMI's income from operations before interest and other income/expense of $3,915,000 for the nine months ended March 31, 1996 compared favorably with the same period ended March 31, 1995 which produced a loss from operations before interest and other income/expense of $121,000. Such improvement is the result of the revenue increase of $2,134,000 discussed earlier, the inclusion of $1,031,000 write-off of an impaired investment during March 31, 1995, a reduction in total costs and expenses of $1,506,000 as a result of cost cutting measures, and all the above offset by an increase in depreciation and amortization of $284,000 due to the amortization of the Class III investments primarily beginning in April 1995.

         CGMI earned interest income of $1,065,000 for the nine months ended March 31, 1996 from outstanding loans to tribes of approximately $12 million as of March 31, 1996. The same period last year reflects $298,000 in interest income. Interest expense of $162,000 was recognized during the nine months ended March 31, 1996 on outstanding equipment notes which CGMI obtained for financing slot machines installed in the Native American facilities.

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Contractual Pre-Payment

         Pursuant to the terms of the Class III management contract between the Muckleshoot Tribe and CGMI, the Tribe has prepaid to CGMI approximately $7.6 million that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Class III management contract, the annual management fee of 11.5% of gross gaming revenues has been reduced to 3.9% simultaneously upon the repayment of the loan by the Tribe in September 1995. This 66% reduction in the management fee was effective September 1995 and will significantly impact the future management fees earned from the Muckleshoot contract. As discussed previously the Cow Creek management contract was purchased from the Company for $3.0 million, thus terminating any right to future management fees. The $3 million fee is reflected in other income for the nine months ended March 31, 1996.

Capital Gaming International, Inc. (CGI)

         CGI's total operating costs for the nine months ended March 31, 1996 were $4,823,000 including gaming development costs of $1,297,000 related to the Rhode Island project. Net of development costs, the $3,526,000 was incurred primarily for wages $1,604,000, professional fees $1,186,000 and general administrative costs of $735,000, including $45,000 in depreciation and amortization. This compares to total costs incurred during the nine months ended March 31, 1995 of $11,306,000 including gaming development costs of $2,804,000 which $1,721,000 was related to Rhode Island and $1,083,000 to other projects. Net of development costs, approximately $8,502,000 was spent on corporate activities and functions as compared to $3,526,000 incurred during the nine months ended March 31, 1996. Such decrease is primarily attributable to a $3,132,000 decrease in professional fees, a $637,000 decrease in wages and a $599,000 decrease in public company costs. The comparable costs are the result of the winding down of management activities and reductions in personnel, in general, the effects of cost reduction measures and restructuring.

         Depreciation and amortization decreased from approximately $267,000 to $45,000 as a result of $222,000 in amortization recorded during the nine months ended March 31, 1995 related to acquired gaming assets which were written off in June 1995.

Part II, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS
                       ---------------------------------

         On October 2, 1995, the Bankruptcy Court issued its ruling on the Louisiana State Police action seeking to exempt from the automatic stay the State's actions to cancel CCCD's riverboat gaming license. The Bankruptcy Court ruled that CCCD's license was not terminated or cancelled prior to the filing of the bankruptcy petition, that the State Police hearings to cancel CCCD's license would be stayed until further Court order, and that CCCD's license constituted property of the estate for purposes of the bankruptcy proceeding. The Court noted that while the gaming license itself was not transferable or assignable under state law, a transfer of the entity holding the license can take place, subject to the investigation and approval of the State Police. On October 10, 1995, the State Police filed a motion with the Bankruptcy Court requesting a rehearing as to the Court's October 2, 1995 ruling. The Bankruptcy Court denied a rehearing and the State Police have filed an appeal with the U.S. District Court. Such appeal is currently pending but is expected to be rendered moot by the closing of the sale of CCCD to Casino Magic Corp. which is anticipated to occur before the end of May.

         First National Bank of Commerce ("FNBC") has commenced litigation against the Company in the United States District Court for the Eastern District of Louisiana alleging liability under a guaranty of indebtedness of CCCD executed by the Company. The claim of FNBC is for $4.5 million, plus interest and attorneys fees. The Company has successfully moved to refer the matter to the United States Bankruptcy Court for the Eastern District of Louisiana, where the CCCD bankruptcy is pending. Prior to such referral, FNBC had moved for partial summary judgment. The Bankruptcy Court has set May 14, 1996 as the date for the hearing of the motion for partial summary judgment and the parties have agreed to refrain from further prosecution of this matter pending such hearing date.

         Numerous claims and actions have been asserted related to New Orleans operations since the closing of the riverboat. These matters were described in detail and have been previously reported by the Company in its reports filed with the U.S. Securities and Exchange Commission including the Company's Report on Form 10-K for the fiscal year ended June 30, 1995 and the Company's report on Form 10-Q for the periods ended September 30, 1995 and December 31, 1995. No material changes in such matters have occurred during the quarter ended March 31, 1996.

         For developments in certain litigation (as to which the Company is not a party but is interested in the outcome) in Rhode Island relating to the Narragansett Tribe, see Note H "Rhode Island Development Project" to the Condensed Consolidated Financial Statements.

Part II, Item 3

                       CAPITAL GAMING INTERNATIONAL, INC.

                         DEFAULT UPON SENIOR SECURITIES

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes notified the Company of the occurrence of events of default under the Company's Indenture. The Company and CCCD are also in default under certain other debt instruments. These default conditions were disclosed and reported in detail in the Company's Form 10-K for the year ended June 30, 1995 filed with the SEC.

Part II, Item 4

                       CAPITAL GAMING INTERNATIONAL, INC.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved by a vote of shareholders, through the solicitation of proxies, at the Company's Annual Meeting of Shareholders which was held on March 14, 1996:

                                                Shares Voted
                                                ------------

                                             For           Withheld
                                             ---           --------

1.  The election of Edward M. Tracy       15,363,761        314,413
     as a Class II director of the
     Company for a three year term.

                                             For          Against      Abstain
                                             ---          -------      -------

2.  To ratify the appointment by the      15,352,209      261,990      63,975
     Board of Directors of Mortenson
     & Associates, P.S., as the
     Company's independent public
     accountants for fiscal year
     ending June 30, 1996.

Part II, Item 5

                       CAPITAL GAMING INTERNATIONAL, INC.

                                OTHER INFORMATION

         On April 29, 1996, the United States Bankruptcy Court, Eastern District of Louisiana (the "Bankruptcy Court") entered an Order confirming Crescent City Capital Development Corp.'s Second Amended Plan of Reorganization (the "Amended Plan"). The amended Plan was submitted in Crescent City's bankruptcy case under Chapter 11 of the U.S. Bankruptcy Code seeking reorganization.

         The amended Plan provides for the sale of 100% of the newly issued shares of capital stock of the reorganized Crescent City to a subsidiary of Casino Magic Corp. In acquiring the stock, a subsidiary of Casino Magic will acquire all essential elements of Crescent City's gaming operations including the M/V Crescent City Queen, physical assets necessary to conduct such operations and the gaming license. The purchase price is $50 million, payable $15 million in cash and $35 million in 11.5% secured notes due in three years. Additionally, subsidiaries of Casino Magic Corp. will assume up to $6.5 million in liabilities. The notes will be issued by the reorganized Crescent City and will be guaranteed by subsidiaries of Casino Magic Corp.

         Attached as Exhibit 2.6 is the Amended Plan as confirmed by the Bankruptcy Court, including the First Immaterial Modification. Attached as
Exhibit 99.2 is the Revised Second Amended Disclosure Statement as confirmed by the Bankruptcy Court. Attached as Exhibit 99.1 is the Company's press release dated April 29, 1996 pertaining to the Bankruptcy Court's confirmation of the Amended Plan. Also, information as to the estimated assets and liabilities of Crescent City as of May 31, 1996, the estimated Effective Date of the Amended Plan, is provided on pages 13 and 14 of the Revised Second Amended Disclosure Statement which is attached hereto as Exhibit 99.2.

         In addition, on April 30, 1996, the Louisiana State Police approved the sale of Crescent City and the transfer of the gaming license, and the Louisiana Riverboat Gaming Commission had previously granted approval of such transfer in March, 1996. Attached as Exhibit 99.3 is the Company's press release dated April 30, 1996 pertaining to the Louisiana State Police approval of the sale of Crescent City.

Part II, Item 6

                       CAPITAL GAMING INTERNATIONAL, INC.

                         EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number
- - ------

2.6               Second Amended Chapter 11 Plan of Reorganization of Crescent City Capital Development
                  Corp. and First Immaterial Modification, as confirmed by the Bankruptcy Court on April 29,
                  1996.

2.7               Stock Purchase Agreement by and among Casino Magic Corp., Jefferson Casino Corp., C-M of Louisiana, Inc., Capital Gaming International, Inc. and Crescent City Capital Development
                  Corp., dated February 21, 1996.

99.1              Company Press Release Regarding Bankruptcy Court Approval of the Second Amended Chapter 11
                  Plan of Reorganization of Crescent City Capital Development Corp., dated April 29, 1996.

99.2              Revised Second Amended Disclosure Statement as approved by the Bankruptcy Court.

99.3              Company Press Release Regarding Louisiana State Police Approval of the sale of Crescent City
                  Capital Development Corp., dated April 30, 1996.

27                Financial Data Schedule


(b)  Reports on Form 8-K

         On January 31, 1996, the Company filed a Report on Form 8-K pertaining to Item 5 of such form. Such Report announced the termination by Mirage Resorts, Inc. of the agreement for the purchase by Mirage of the capital stock of Crescent City pursuant to the Plan of Reorganization.

         On February 1, 1996, the Company filed a Report on Form 8-K pertaining to Item 3 of such form announcing that the Plan of Reorganization for Crescent City was approved by the United States Bankruptcy Court, Eastern District of Louisiana.

         On February 26, 1996, the Company filed a report on Form 8-K pertaining to Item 5 of such form announcing that the Company had entered into an agreement to sell Crescent City to Casino Magic Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL GAMING INTERNATIONAL, INC.

Date:  May 8, 1996          By:  /s/ Edward M. Tracy
                                 ------------------------------
                                    Edward M. Tracy, Chief Executive
                                    Officer, President and Director

Date:  May 8, 1996          By:  /s/ Robert Specht
                                 ------------------------------
                                     Robert Specht, Principal Accounting Officer