Form 10-K
period 1996-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1996-10-15
CIK 867443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
      For the fiscal year ended June 30, 1996
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from               to
                                     -------------    -------------------

                           Commission File No. 0-19128
                          -----------------------------

                       CAPITAL GAMING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                 22-3061189
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                             Bayport One, Suite 250              08232
                              8025 Black Horse Pike           (Zip Code)
                          W. Atlantic City, New Jersey
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (609) 383-3333

             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:

                           Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the Registrant's Common Stock, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by the "Electronic Bulletin Board" on September 30, 1996 was $.11.

    Number of shares of Common Stock of the Registrant issued and outstanding as of September 30, 1996 was 19,329,574

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

                                TABLE OF CONTENTS
                                                                            Page
Item 1.    Business............................................................1

Item 2.    Properties.........................................................15

Item 3.    Legal Proceedings..................................................16

Item 4.    Submission of Matters to a Vote of
           Security Holders...................................................19

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................20

Item 6.    Selected Financial Data............................................21

Item 7.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................22

Item 8.    Financial Statements and Supplementary Data........................35

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................35

Item 10.   Directors and Executive Officers of the Registrant.................36

Item 11.   Executive Compensation.............................................38

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................................44

Item 13.   Certain Relationships and Related Transactions.....................45

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K................................................46


Consolidated Financial Statements............................................F-1

                                     PART I

ITEM 1.           BUSINESS

General

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett Casino Project is conducted through Capital Development Gaming Corp., ("CDGC"), a wholly-owned subsidiary of the Company.

         The Company's CGMI subsidiary currently manages and operates three Native American gaming facilities, which CGMI has developed or expanded into Class III facilities:

         o Muckleshoot Tribe - Auburn, Washington (Class III facility became operational in April 1995)
         o Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)
         o Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CGMI also has a management contract to develop a Class III facility for the Jena Band of Choctaws Tribe in Louisiana.

         The Company's CDGC subsidiary has a management and development contract with the Narragansett Tribe for the development of a Class III gaming facility in Charlestown, Rhode Island.

         The Company previously had an interest in Crescent City Capital Development Corp. ("CCCD"), a wholly-owned subsidiary of the Company, which had a 50% interest in a joint venture riverboat gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). Due primarily to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry, the gaming facility voluntarily ceased operations in June of 1995 and the River City Joint Venture was terminated in July of 1995. On July 28, 1995, CCCD consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code (the "CCCD Reorganization Case"). Since such order, CCCD continued to manage its business and properties as a debtor-in-possession. On May 13, 1996, the Company sold the assets and its remaining interest in CCCD to a wholly-owned subsidiary of Casino Magic Corporation ("CMC") for an aggregate consideration of $50 million in cash and notes and the assumption of up to $6.5 million in certain equipment liabilities. The purchase price was paid partially in cash ($15 million) and partially in CMC's wholly-owned subsidiary's 11-1/2% Senior Secured Notes due 1999 ("Purchaser's Notes"). Of the total purchase price, $35 million in aggregate consideration consisting of $7 million in cash and $28 million in Purchaser's Notes was distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Notes due 2001. On July 29, 1996 the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders distributed $49,986,000 to the Senior Secured Noteholders on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract of $3.2 million and other sources. Subsequently, in August, 1996 the $28 million in Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accrued interest in accordance with the terms of the CMC indenture. See "Recent Developments."

         As a result of CCCD's reorganization and sale, the Company is now focusing all of its efforts on (i) restructuring the Company's debt, (ii) maintaining its remaining gaming management contracts with Native American Tribes, (iii) developing the Narragansett Casino, and (iv) seeking new gaming opportunities. In order to restructure its debt, the Company intends to file a consensual, pre-negotiated Plan of Reorganization under Chapter 11 of the Bankruptcy Code which will have the approval of the Steering Committee for its Senior Secured Noteholders (the "Restructuring Case"). The Company believes that a pre-negotiated plan of reorganization has many benefits including an expedited time frame for confirmation of approximately 120 days or less. See "Planned Restructuring".

         Gaming has evolved into a national industry. At least 33 states sponsor lotteries. Bingo games operated by charities are legal in at least 46 states. In addition to the primary markets in Nevada and New Jersey, gaming activities have expanded to include riverboat and dockside gaming, state-sponsored video lotteries, limited stakes casino gaming and Native American gaming. Other forms of gaming conducted in certain areas of the United States include slot machine gaming, or variations thereof, in restaurants, bars, hotels and truck stops; pari mutuel betting on horse racing, dog racing and jai-alai; sports book making and card rooms.

Recent Developments

         Reorganization and Sale of Crescent City Capital Development Corp. The Grand Palais and Crescent City Queen riverboats, operating through the River City Joint Venture, in which CCCD had a 50% interest, voluntarily ceased gaming operations on June 6, 1995 and June 9, 1995, respectively, primarily due to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry. As a result, CCCD consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "CCCD Reorganization Case") on July 28, 1995 and became a debtor-in-possession. The Grand Palais riverboat and River City Joint Venture's entertainment pavilion and docking facility commenced operations on March 29, 1995 and the Company's Crescent City Queen riverboat commenced operations on April 4, 1995. From the commencement of gaming operations until termination on June 9, 1995, CCCD incurred operating losses of approximately $10,061,000. The revenues derived during the period of operation of the River City Joint Venture were approximately 66% below the revenues projected by the Company. As a result of the failure of the River City Casino to generate sufficient revenue to cover operating costs, and a determination that the unforeseen failure of projected market conditions could not be reasonably expected to change, CCCD voluntarily ceased operations in order to stem further operating losses.

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes due 2001 (the "Senior Secured Notes") notified the Company of the occurrence of events of default ("Events of Default") under the Company's Indenture (the "Indenture"). The Senior Secured Notes were guaranteed by the CCCD and CGMI subsidiaries. The Events of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral, as defined in the Company's Indenture, which was pledged to secure repayment of the Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC") - the Company's Collateral Agent - that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Indenture until directed by the Trustee.

         CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code on October 13, 1995. On January 12, 1996 CCCD's plan of reorganization was confirmed (the "January Plan of Reorganization"). The January Plan of Reorganization was predicated upon an agreement (the "MRI Agreement") with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1996 including, but not limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of Casino Magic Corp. for an aggregate purchase price of $56.5 million, consisting of $15 million cash, $35 million in Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The cash and Purchaser's Notes paid by Casino Magic Corp's. wholly owned subsidiary as the purchase price for CCCD were distributed in accordance with the provisions of CCCD's Amended Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's 11.5% Notes were distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders. The Amended Plan of Reorganization also provided for the distribution to CCCD's unsecured creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, any and all causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

         On July 29, 1996, the Indenture Trustee for the Company's Senior Secured Noteholders distributed $49,986,000 in cash and Purchaser's Notes to the Senior Secured Noteholders on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included the $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract, $3.2 million in unused restricted cash and other sources. Subsequently, in August 1996 the $28 million in Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accrued interest.

Planned Restructuring

         The Company believes it must restructure its remaining debt in order to continue its operations and pursue new management and development opportunities. As a result, the Company is focusing all of its efforts on (i) restructuring the Company's remaining debt, (ii) maintaining its gaming management contracts with Native American Tribes, (iii) developing the Narragansett Casino, and (iv) seeking new gaming opportunities.

         The Company has and continues to actively negotiate with the Senior Secured Noteholders' Steering Committee regarding the restructuring of the Senior Secured Notes. The Company's total liabilities as of September 30, 1996 aggregate approximately $135 million. Although the Company believes it will successfully restructure its debt to a level that is adequately serviceable by the cash flow of the Company and allows the Company the ability to build sufficient cash to pursue new development opportunities, there can be no assurances that the Company will reach any agreement with the holders of its Senior Secured Notes or with any other secured or unsecured creditors regarding the restructuring of the Company's liabilities.

         In connection with such a restructuring, the Company anticipates that it will file a consensual and pre-negotiated Plan of Reorganization (the "Prenegotiated Plan") under Chapter 11 of the U.S. Bankruptcy Code which will have been negotiated with and approved by the Steering Committee for its Senior Secured Noteholders which is comprised of greater than two-thirds of the Senior Secured Noteholders (the "Restructuring Case"). The Company believes that the filing of a Prenegotiated Plan has many benefits including an expedited timeframe for confirmation of approximately 120 days or less. At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company.

         While the Company cannot predict the terms of its restructuring, the Company believes that the restructuring is most likely to take the form of an exchange of all or a substantial portion of the Company's secured and unsecured debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company.

         The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any reorganization proceedings for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case. The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7, which is not dismissed within ninety days.


         Distribution to Senior Secured Noteholders. As of June 30, 1996, approximately $22.5 million was held by the Trustee for Senior Secured Noteholders against obligations by the Company to the Noteholders in the amount of approximately $124 million. The obligations included Senior Secured Notes - $127 million, consent fee note payable of $1.35 million and accrued interest of approximately $20.7 million. The funds held represent the approximate $7.6 million Muckleshoot loan repayment, $.8 million net Cow Creek loan payment, $2.8 million net Cow Creek buyout payment, approximately $3.2 million in unused restricted cash, approximately $1.3 million paid to noteholders from the $2.0 million debtor in possession financing obtained from Mirage in December 1995 and approximately $6.8 million paid to noteholders from the sale of the CCCD subsidiary to Casino Magic. All such funds were directly paid and/or returned to the Trustee. As management is currently negotiating with the noteholders to restructure the outstanding debt, the specific application of these repayments among the three different noteholder obligations is not known at this time. On July 29, 1996 a distribution aggregating $49,986,000 was made to the holders of the 11.5% Senior Secured Notes consisting of the Casino Magic Notes - $28,000,000 and other funds released by the Indenture Trustee - $21,986,000.

         Senior Secured Notes. As described above, the Company is in default under the Indenture as a result of the CCCD Restructuring Case. The Company also failed to make interest payments on its Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Senior Secured Notes on August 1, 1995. Such consent fee was previously incurred to allow the relocation of the Company's New Orleans River City Casino. The Company's failure to make the August 1, 1995 interest and consent payments and the February 1, 1996 and August 1, 1996 interest payments are also Events of Default under the Indenture.

         The Company's Indenture also contains certain covenants regarding maintenance of consolidated net worth levels, the maintenance of ratios between earnings before income taxes, depreciation and amortization and certain fixed charges of the Company. As of the date hereof, the Company does not satisfy many of these covenants.

         On June 21, 1995, the New Orleans 2000 Partnership, the mortgagee of real property owned by River City, provided notice of various defaults under its first mortgage to CCCD, River City Joint Venture and Grand Palais. An event of default under this mortgage constitutes an Event of Default under the Indenture.

         As a result of the various defaults under the Indenture, the holders of the Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries will not be able to continue their operations. However, the Company does not believe the holders of the Senior Secured Notes will exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American gaming facilities or CDGC from continuing its development of the Narragansett Casino project.

         Bank Line of Credit. On March 28, 1995, CCCD entered into a loan agreement with First National Bank of Commerce ("FNBC") which was guaranteed by the Company. Pursuant to the terms of this agreement, CCCD received a $2 million working capital Line of Credit from FNBC for a period of ninety (90) days. In April 1995, this credit facility was utilized to provide CCCD with $2 million of working capital. Borrowings against this facility were due June 27, 1995. CCCD was not able to repay the obligation thereby causing a default under the agreement. In addition, the Line of Credit contains cross-default provisions with the Indenture. FNBC has filed suit against Capital Gaming International, Inc. as a guarantor of CCCD's obligation and there is a chance that its suit may succeed. Any guarantor liability, however, may be partially offset by amounts recovered by FNBC on this obligation in connection with the CCCD Reorganization Case. See "Business-Legal Proceedings."

         Term Note Payable. In connection with the buy-out of the profit interest of Republic Corporate Services, Inc. ("Republic") in CCCD, the Company executed an unsecured promissory note payable to Republic for $19,000,000. The note bears interest at 11.5% per annum and requires semi-annual interest payments in April and October until its maturity on April 26, 2002 when all principal becomes due. In October 1994 and April 1995, the Company made each of the required interest payments of this term note totalling $2,185,000. As a result of the cessation of the Company's New Orleans operations on June 9, 1995, and the resultant Chapter 11 petition filed by CCCD the Company did not make the required interest payments under the note. As a result, the Company is in default under the note agreement. See "Business-Legal Proceedings."

         Hospitality Franchise Systems, Inc. Hospitality Franchise Systems, Inc. ("HSFI") purchased shares of the Company's common stock in the February 1994 private placement. The Company entered into a Marketing Services Agreement (the "Marketing Services Agreement") with HFS Gaming Corp. ("HFSC"), a wholly-owned subsidiary of HSFI, on February 17, 1994 which was amended in June 1994. Pursuant to the amended Marketing Services Agreement HFSC agreed to employ marketing efforts for the Company's current gaming projects to HSFC's customers as well as the franchisees of HSFI and their customers in return for 1% of Net Gaming Revenues (as defined) other than the Narragansett Project which is limited to 0.25% of the annual gaming revenues for such project. The Company is presently in default under the Marketing Services Agreement.

Business

         As noted above, the Company is focusing its efforts on maintaining its remaining gaming interests with Native American Tribes. In tandem with its restructuring, the Company continues to pursue its strategy to develop CGMI's and CDGC's Native American gaming operations and to seek other gaming opportunities in existing and emerging gaming jurisdictions. However, certain new development projects would require additional capital. Although the Company is negotiating a restructuring of its remaining debt which would permit the Company to build cash in order to self-finance new projects as well as offer the flexibility to enter into project financing, there can be no assurances that such capital will be available to the Company on favorable terms or at all. Additionally, the Company believes that a successful restructuring of its existing debt will be integral to its ability to attract and develop new opportunities.

         The Company believes that it has significant opportunities in Native American Gaming because of its demonstrated and continued success at the existing facilities it manages through its subsidiaries, its approval and/or licensing by the National Indian Gaming Commission and various state and tribal gaming jurisdictions and its excellent reputation in this industry segment. In tandem with its restructuring, the Company continues to focus on management, consulting and development opportunities in Native American gaming jurisdictions where the Company is already licensed as well as new jurisdictions. The Company is also focusing on secondary gaming market opportunities in various jurisdictions where opportunities exist parallel to the size and scope that the Company has successfully developed and manages in the Native American gaming segment.

          Management believes its early entry into the Native American gaming segment of the gaming industry and receipt of certain approvals from the National Indian Gaming Commission and other state and tribal regulatory authorities will provide it with a competitive advantage over companies just entering Native American gaming management.

         Upon the cessation of gaming operations at the New Orleans River City Casino, the Company implemented a business strategy of not only reducing operating expenses at the Crescent City Corp. level but also reducing operating expenses at the Company as well as at the other operating subsidiaries. In connection therewith, in the fiscal year ended June 30, 1996, the Company and its subsidiaries (other than Crescent City Corp.) reduced non-Crescent City Corp. selling general and administrative expenses by $8.9 million per year.

Company History

         The Company was originally organized in June 1990 and was involved in an unrelated business segment prior to its entry into the gaming segment in 1993. From March 31, 1992 through January 20, 1993, the Company entered into a series of transactions with Great American Recreation, Inc. and its wholly owned subsidiary (collectively, "GAR") pursuant to which the Company sold its assets in this unrelated business segment to GAR.

         Management believes that the foregoing transactions have resulted in the disposition of substantially all of the liabilities associated with these prior unrelated business activities conducted by the Company. With the January 1993 hiring of I.G. ("Jack") Davis, Jr. and Edward M. Tracy as the Company's Chairman of the Board and Chief Executive Officer, and President and Chief Operating Officer, respectively, and subsequent additions of other experienced casino industry executives, the Company embarked on its new strategy of pursuing opportunities in emerging jurisdictions of the gaming industry.

Native American Gaming Operations

         Background on Native American Gaming

         Native American casino gaming has been a rapidly growing part of the casino gaming industry. A 1987 United States Supreme Court decision opened the way for full-scale Native American casinos. The court held that if a state has legalized any form of gaming, even in a restricted form, Native American Tribes have the right to offer the same game on Native American land, free of state restrictions. In response to this decision and to promote Tribal economic development and self-sufficiency, Congress in 1988 passed the Indian Gaming Regulatory Act ("IGRA" or the "Act"). The Act provides the framework for federal, state and Tribal control over Native American gaming. Native American Tribes must negotiate compacts with their host states before certain types of gaming are allowed. If the state does not negotiate a compact in "good faith" with the Tribe, the Act provides that the Tribe may sue the state in federal court to force the state to negotiate. If the state continues to resist negotiations, the Act provides that a court-appointed mediator will impose upon the parties either the compact proposed by the state or the compact proposed by the Tribe.

         Several states have resisted entering into Tribal/State Compacts. In Seminole Tribe of Florida v. Florida, the United States Supreme Court held that a State may assert an 11th Amendment immunity defense where a Tribe has commenced an action to enforce the State's obligation to negotiate in good faith. Thus, the federal courts are incapable of providing the relief contemplated by IGRA.

         In response to Seminole, the Secretary of the United States Department of the Interior has requested comments as to how the Secretary should implement his authority to promulgate Secretarial procedures which would govern gaming where a State has asserted the 11th Amendment immunity from suit. If the Secretary decides to adopt such procedures, the procedures would substitute for the Tribal-State Compact.

         The Act divides the type of games which may be played into two principal classes, Class II gaming and Class III gaming. Class II games generally consist of bingo, pull-tabs, lotto and, in some circumstances, poker. Class III games generally consist of all other forms of commercial gaming, including table games such as blackjack, craps and roulette, slot machines and video gaming (including video blackjack and poker), sports betting and pari-mutuel gaming. The forms of gaming allowed in any class vary from state to state depending upon the terms of each Tribal/State Compact. Class II gaming is permitted on Native American land if (a) the state in which the Native American land is located permits such gaming for any purpose by any person; (b) the gaming is not otherwise specifically prohibited on Native American land by federal law; (c) the gaming is conducted in accordance with an approved Tribal ordinance; and (d) other miscellaneous requirements are met. Class III gaming is permitted on Native American land if the conditions applicable to Class II gaming are met and, in addition, the gaming is in compliance with the terms of the compact between the Tribal government and the applicable state government. All compacts between Tribes and states must be approved by the Secretary of the United States Department of the Interior.

         Capital Gaming Management, Inc. and Capital Development Gaming Corp.

         Capital Gaming Management, Inc. ("CGMI") was incorporated on October 24, 1978 as a wholly-owned subsidiary of Bass Leisure Group, Inc., a wholly-owned subsidiary of Bass, PLC, and operated in the Class II gaming market, primarily providing management for high stakes bingo facilities of certain Native American Tribes. On November 19, 1993, the Company acquired all of the issued and outstanding shares of voting common stock of CGMI for a total purchase price of $2.6 million. At the time of CGMI's acquisition by the Company, CGMI was actively managing Class II gaming facilities for the Oneida, Muckleshoot, and Cow Creek Tribes. Also, CGMI had executed management contracts with the Narragansett and Jena Band of Choctaws Tribes which were in the developmental stages. CGMI was also involved in preliminary negotiations with regard to the execution of a Class III management contract with the Muckleshoot Tribe. As contemplated by the Company's February 17, 1994 private placement financing of $135 million in 11.5% Senior Secured Notes due 2001, CGMI's management and development rights and obligations with the Narragansett Tribe were subsequently transferred to Capital Development Gaming Corp.

         If the Company is successful in restructuring its debt and securing additional capital it will continue its strategy to develop CGMI's and CDGC's Native American gaming operations and attempt to leverage its presence in Native American gaming and general casino experience to seek additional management contracts. Based on existing and new Native American gaming development opportunities, the Company and its subsidiaries invested approximately $27 million towards the expansion of existing facilities and for the development of new Class III facilities for which it has signed contracts exclusive of the proposed Narragansett and Jena Band Tribal gaming facilities. Of this amount, $3.3 million represents equipment financing obtained on behalf of the Tribes. The expenditures have included construction/expansion costs, equipment purchases, pre-opening expenses and general working capital. The funds were invested in the form of capital loans from CGMI to the Tribes and will be required to be repaid with interest and principal, generally over the life of the management contract. In September 1995, the Cow Creek Tribe repaid $823,523.00 and the Muckleshoot Tribe prepaid approximately $7.6 million of loans made by CGMI to these Tribes relating to the construction of their respective facilities. These funds have been distributed to the Company's Senior Secured Noteholders.

         In August 1994, CGMI's management contract with the Umatilla Tribe was approved by the NIGC. The approval followed an extensive background investigation by the NIGC into the Company's past and current business activities and practices as well as the Company's key employees, all pursuant to the NIGC's regulatory mandate. This approval is significant because the background investigations require the most time in the entire NIGC management approval process. The management contracts between CGMI and the Tonto Apache Tribe and the Muckleshoot Tribe were approved by the NIGC in January 1995 and April 1995, respectively.

         CGMI's and CDGC's principal existing and development projects are described below.

         Capital Gaming Management, Inc.

         Muckleshoot Contract (Muckleshoot Casino - Auburn, Washington). CGMI currently manages a Class III casino for the Muckleshoot Tribe which offers table games (such as blackjack, roulette, craps and poker), OTB and keno, respectively in addition to non-gaming amenities including a restaurant and giftshop. The Muckleshoot Casino commenced operations on April 28, 1995. CGMI also managed a Class II high-stakes bingo facility for the Muckleshoot Tribe until the expiration of the contract in September 1996. The Muckleshoot Casino is located approximately 20 miles south of Seattle and 15 miles north of Tacoma. The casino targets local residents from the Seattle-Tacoma metropolitan area, which has approximately 2.2 million residents. The average income per capita for the Seattle-Tacoma area is reported to be $13,269, ranking twentieth out of 275 areas in Washington. In addition, the casino draws residents from Portland, Oregon and Vancouver, British Columbia which is a base of approximately 1.3 million additional potential customers.

         On April 10, 1993, CGMI signed a management contract ("Operating Agreement") with the Tribe to construct, manage and operate a Class III facility which would offer Las Vegas-style games including blackjack, roulette, craps, poker, OTB, and keno. Certain games will have state-mandated maximum per hand betting limits of $500. As amended in April of 1995, the Operating Agreement is for a term of five years. Pursuant to the terms of the Operating Agreement between the Muckleshoot Tribe and CGMI, the Tribe has prepaid to CGMI approximately $7.5 million that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Operating Agreement, the annual management fee of 11.5% of gross gaming revenues has been reduced to 3.9% of gross gaming revenues simultaneously with the repayment of the loan by the Tribe in September 1995. This 66% reduction in the management fee was effective September 1995 and will significantly impact the future management fees earned from the Muckleshoot contract.

         The Operating Agreement between CGMI and the Tribe was approved by the NIGC in April 1995. In addition, the Company has received a gaming license from the State of Washington permitting the Company to act as a manager/financier of Native American gaming operations in the State. The Company also has a temporary certification by the Tribe.

         The State of Washington has placed Initiative 671 on the November 1996 ballot. The proposal, which would legalize slot machines on Native American reservations, is a more heavily regulated version of a similar proposal that was rejected by approximately 75% of Washington State voters in 1995. If passed, the proposal calls for tribal casinos to introduce slot machines in two phases (295 machines in the first year following their legalization, and an additional 200 machines in the second year following their legalization). If Initiative 671 were passed, it is anticipated that the Muckleshoot Casino would add 295 slot machines to its existing table game operations and an additional 200 machines after the first full year of legislation. There can be no assurance that Initiative 671 will be passed.

         Tonto Apache Contract (Mazatzal Casino - Payson, Arizona). CGMI currently manages the Mazatzal Casino for the Tonto Apache Tribe which offers 318 slot machines, keno, poker and high stakes bingo in addition to non-gaming amenities including a restaurant and giftshop. The Mazatzal Casino commenced operations on April 27, 1995.

         The casino targets both the local Payson residents and the approximately 2.8 million people living 75 miles to the south in Phoenix and Scottsdale, Arizona. The casino is located adjacent to the intersections of Highways 87 and 260. In addition to the Payson area residents, the casino attracts people from Phoenix/Scottsdale area on day trips and weekend vacations, particularly because of the more desirable climate in Payson during the summer months.

         On June 29, 1993, CGMI signed a five year management contract with the Tonto Apache Tribe in Payson, Arizona (approximately 75 miles north of Phoenix and Scottsdale, Arizona) to construct and operate a Class III gaming facility which would offer slot machines, keno, high stakes bingo, non-banking table games and off-track betting ("OTB"). The contract may be extended for two years at the option of the Tribe and upon application to the NIGC. The Management Contract provides for CGMI to receive a management fee of 30% of Operating Profit (as defined therein).

         The management contract between CGMI and the Tribe was approved by the NIGC on January 30, 1995. In addition, in February 1995, the Company received temporary management certification from the Arizona State Gaming Agency. The Company has a temporary certification by the Tribe.

         Umatilla Contract (Wildhorse Gaming Resort - Pendleton, Oregon). CGMI currently manages the Wildhorse Gaming Resort for the Umatilla Tribes which offers 300 video-lottery terminals, 800 bingo seats, and 15 table games (four of which are house-banked blackjack and the remainder non-banking poker) in addition to non-gaming amenities including a restaurant and giftshop. The Wildhorse Gaming Resort commenced operations in March 1995.

         The casino targets local residents of the Tri-Cities area of Southern Washington (Richland, Kennewick and Pasco). The casino site is accessible to a population of 500,000 residents within a 100 mile radius that also includes Pendleton and Walla Walla. The casino is located approximately 200 miles east of Portland, Oregon. The Casino also targets business travelers and tourists by attracting potential customers traveling along Interstate 84, the main east-west freeway in Northern Oregon and the location of the historic Oregon Trail.

         CGMI signed a five year contract on November 9, 1993 with the Umatilla Tribe in Pendleton, Oregon to construct, manage and operate a Class II and Class III gaming facility. The management contract provides for a management fee of 30% of net distributable profits after debt service (as defined therein). The management contract may be extended for two years if certain contingencies are met. The management contract between CGMI and the Tribe was approved by the NIGC on August 17, 1995, and the State of Oregon has approved the Company as being suitable to manage/finance Native American gaming operations in the State.

         Capital Development Gaming Corp.

         Narragansett Contract. In August of 1994, a Tribal-State Compact was entered into between the Narragansett Indian Tribe and Governor Bruce Sundlun of Rhode Island. In October and November of 1994, two lawsuits were filed (including one by Rhode Island Attorney General Pine) seeking to void the Tribal-State Compact on the grounds that the Governor lacked the authority to bind the State absent legislative approval. In 1995, the State's new governor, Governor Almond, joined in the Pine Case.

         In February of 1996, the United States District Court for the District of Rhode Island held that the Compact was void for lack of state legislative approval. The State has subsequently refused to negotiate with the Tribe.

         In addition, in September of 1996, federal legislation was enacted as an amendment (introduced by U.S. Senator John Chaffee of Rhode Island) to the Omnibus Appropriations Bill which has the effect of excluding the Narragansett Tribe's Settlement Act lands (where the gaming facility is currently planned to be built) from the benefits of IGRA.

         Although there can be no assurance, the Company believes that there is a chance that the Chaffee amendment may be overturned in the next Congressional session. The Tribe is also considering various litigation strategies and lobbying efforts to overturn this legislation. In addition, the Secretary of the Interior has requested comments as to whether the Secretary can enact Secretarial procedures to permit gaming under IGRA for Tribes in States (such as Rhode Island) that refuse to negotiate Tribal-State Compacts in good faith. If the Secretary concludes that he has such authority, the Company believes that the Secretary may adopt such procedures some time in 1997. On April 16, 1996, the Narragansett Tribe filed a petition with the Secretary requesting that the Secretary adopt procedures applicable to gaming by the Tribe. Unless the Chaffee amendment is overturned, however, the Secretary will not have the authority to impose a compact on the State of Rhode Island.

         CDGC has entered into a management contract with the Narragansett Tribe (the "Narragansett Contract"). As amended, the Agreement provides for CDGC to receive an annual management fee of 30% of net revenues (as defined) of the facility for the first five years and 20% for the remaining two years. As part of the amended management contract, the Company will advance a construction loan to be repaid over a seven year period. The amended Narragansett Contract was submitted to the NIGC for approval in June of 1995 and until approved is not legally binding on, or enforceable against, the Tribe. No assurance can be given that, or when, such approval will be obtained. It is possible, as a condition of obtaining such approval, that the NIGC will require modifications to be made to the contract, some of which may be material.

         In August 1996, the NIGC submitted comments on the Narragansett Contract. In light of the decision by the United States District Court invalidating the Tribal-State Compact, the NIGC has informed the Company and the Tribe that they will only consider at this time a contract relating solely to Class II gaming. In light of this, the Company currently intends to bifurcate the Narragansett Contract and submit only the portions relating to Class II gaming and retain the Class III contract as a development contract at such time as a compact for Class III gaming is signed. Unless the Chaffee amendment is overturned, however, there can be no assurance that the Chairman of the NIGC will have the authority to approve the Narragansett contract.

         The Company has continued funding the on-going development costs of the project, which for the year ended June 30, 1996 have amounted to approximately $1,808,000. Such costs primarily consist of legal costs, environmental engineering and assessment and design costs.

         The Narragansett casino gaming facility will not be located on the Charlestown site unless the Chaffee amendment is rendered ineffective. Wherever it is located, management believes that the ultimate Class III gaming facility could contain up to 120,000 square feet of gaming space and offer up to 3,000 slot machines and 150 table games. The gaming facility is expected to target the local middle-income market and to attract local Rhode Island residents from the surrounding areas. However, due to Rhode Island's small geographical size, the Company expects to also draw customers from the neighboring states of Connecticut and Massachusetts. To create an image and maintain market awareness of the Narragansett facility, the Company plans to use television, radio, billboard and newspaper advertising. The Company also plans to rely on a public relations campaign that will promote the benefits of the casino and the progression of the casino's construction as well as the grand opening and special events of the casino.

         New England is already home to several full scale casinos, including the Foxwood's casino operated by the Mashanlucket Pequot Tribe and a casino operated by the Mohegan Tribe which opened in October of 1996. Both these casinos are in Connecticut. It is possible that other casinos will be established in other parts of New England. Because of the market size, the establishment of such other casinos could have an adverse impact on the Narragansett casino's gross revenues and, in turn, on the income generated by the Company under the Narragansett Contract.

         In order to fund the capital requirements for the project, it is anticipated that the Company will require significant additional capital. The inability of the Narragansett casino to offer a full scope of gaming could create a competitive disadvantage. There can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable to the Company.

         Native American Gaming Competition

         The Native American gaming industry has experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts may become less lucrative to management companies as Tribes have more management companies to choose from. Additionally, many of the Company's competitors have substantially more gaming experience, are larger and have greater financial resources than the Company in order to fund the development of new Tribal gaming operations and attract new management contracts.

         Additionally, Native American casinos experience intense competition from other Native American gaming casinos, state sponsored lotteries and gaming, charitable gaming, as well as gaming in primary (Nevada and New Jersey) and secondary markets (including riverboat, dockside and truckstop operations). There can be no assurance that such competitive factors will not negatively impact existing or future casinos which the Company manages.

Other Projects Of The Company

         Jena Band of Choctaws Contract

         When the Company completed the acquisition of CGMI, there was an existing management contract relating to the development of the Class III Gaming facility with the Jena Band of Choctaws Tribe in Jena, Louisiana. This management contract has not been approved by the National Indian Gaming Commission or any other regulatory authorities. Subsequent to the execution of the management contract, the Jena Band of Choctaws became a federally recognized tribe. The Tribe has advised the Company that it does not believe it is bound by the existing agreement, and the Tribe has had discussions with other management companies. The Company intends to enforce its rights under the management contract against the Tribe or any third parties which interfere with this relationship.

         Rockford Capital Development Partnership

         In July 1995, the Company sold its interest in Rockford Capital Development Partnership to its partner, Palace Development Company, L.L.C. for approximately $240,000. The Company and Palace Development Company, L.L.C. had formed a partnership in August 1993 to evaluate the development and operation of a casino riverboat in Illinois in the event legislation was passed increasing the number of authorized riverboats in that state.

         Coos Bay Contract

         In September, 1995, CGMI terminated a contract with the Confederated Tribes of Coos, Lower Umpqua and Suislaw Indians in Coos Bay, Oregon relating to the potential construction and operation of a Class III gaming facility. CGMI terminated the Coos Bay contract after further evaluation of the gaming market in Northern California and Western Oregon, poor performance by a recently completed competing facility in the region and other economic factors that CGMI believed would adversely affect the feasibility of this proposed facility.

         Cow Creek Contract

         Until September 1995, CGMI managed a Class III facility for the Cow Creek Tribe located on Interstate 5 in Canyonville, Oregon, pursuant to a five year management contract signed with the Tribe in October 1991. The facility was originally afforded only a Class II gaming but was expanded by the Company to include Class III games in April of 1994. The management contract provided for CGMI to be the manager and operator of the facility in return for thirty (30%) percent of operating income before debt service (as defined) during years one and two of the contract, and twenty-five (25%) percent of operating income before debt service (as defined) for the remainder of the contract.

In September 1995, the Company and CGMI entered into an agreement pursuant to which the Cow Creek Tribe bought out the remaining term of the Management Contract effective September 1, 1995. The term had less than two years remaining prior to its expiration. In consideration of the termination of the contract, CGMI was paid $3.0 million. In addition, the remaining principal and interest outstanding on the promissory note relating to the construction of the facility was prepaid in full in the amount of $823,523 together with outstanding management fees in the amount of $310,000.

Government Regulation

         In order to enter the Native American, riverboat, dockside casino or any other aspect of the gaming industry, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent under Federal, Tribal and (in some cases) state law with respect to Native American gaming. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose delays in licensure, restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. In addition, gaming on Native American lands is extensively regulated, and the terms and conditions of management contracts must be approved by the Tribes and certain regulatory entities. Changes in the interests of principals must be approved, and the Company and certain of its principals must be licensed, by Tribal and, in some cases, state authorities. There can be no assurance that the Company or any of its key personnel will obtain the requisite licenses and approvals of the various state and Tribal gaming commissions and the NIGC in a timely fashion, if at all.

         Persons who acquire beneficial ownership of the Company's securities may be subject to certain reporting and qualification procedures established by regulatory authorities. Such regulatory scrutiny and related limitations could adversely affect the marketability of such securities.

         Native American Gaming Regulations

         Gaming on Native American lands is extensively regulated under Federal and state law, Tribal/State Compacts and Tribal law. The NIGC oversees Class II gaming (essentially bingo and bingo-like games) and, to a lesser degree, Class III gaming (e.g., slots, casino games and banking card games). The actual regulation of Class III gaming is determined pursuant to the terms of Tribal/State Compacts, which govern gaming on Tribal lands.

         The terms and conditions of management contracts for the operation of gaming facilities on Native American lands are governed by IGRA, which is administered by the NIGC. Under IGRA, the NIGC must approve all management contracts between Native American Tribes and managers of Tribal gaming facilities. The CGMI casino management agreements are, and any future management contracts will be, subject to review and approval by the NIGC and, under possible interpretations of governing law, by the Bureau of Indian Affairs ("BIA").

         Historically, the Secretary of the Interior, acting through the BIA, was charged with the review of management contracts and collateral agreements, such as promissory notes and security agreements executed in connection with a management contract. Though IGRA became law in 1988, the BIA retained approval authority of management contracts and collateral agreements until February 22, 1993, the effective date of the regulations regarding the approval of management contracts by the NIGC.

         The NIGC regulations provide detailed requirements as to certain provisions which must be included in management contracts, including a term not to exceed five years except that upon request of a Tribe, a term of seven years may be allowed by the NIGC Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. Further, the fee received by the manager of a gaming facility may not exceed 30% of the net revenues except that a fee of 40% of net revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional fee.

         In addition, the Company, its directors, persons with management responsibilities and certain of the Company's owners, must provide background information and be investigated by the NIGC and be found suitable to be affiliated with a gaming operation in order for the management agreements to be approved by the NIGC. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management contract must be found suitable in order for the management agreement to be approved by the NIGC. The NIGC regulations provide that any entity with a financial interest in a contract must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. The Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in a management agreement, as determined by the NIGC. The Company must pay all fees associated with background investigations by the NIGC.

         The NIGC regulations require that background information as described above must be submitted for approval within ten days of any proposed change in financial interest in a management contract. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management contract, the NIGC determines that any of its requirements pertaining to the management contract have been violated, it may require the management contract to be modified or voided, subject to rights of appeal. In addition, any amendments to the management agreement must be approved by the NIGC.

         The NIGC regulations provide that a management contract must be disapproved if the NIGC determines that:

                  1. Any person with a direct or indirect financial interest in, or having management responsibility for, a management contract (i) has been convicted of a felony or any misdemeanor gaming offense; (ii) if the person's prior activities make him unsuitable to be connected with gaming; (iii) is an elected member of a Tribe that is party to the management contract; or (iv) has provided false statements to the NIGC or a Tribe or has refused to respond to questions from the NIGC.

                  2. The management contractor has attempted to unduly interfere with or influence Tribal decisions relating to the gaming operation or has failed to follow the management contract and applicable Tribal ordinances.

                  3. A trustee would not approve the management contract.

         Because the NIGC has only recently been provided the regulatory authority to approve management contracts, it is not yet clear how this authority affects the BIA's statutory rights of approval of contracts between Native American Tribes and non-Native Americans which state that if contracts between non-Native Americans and Native American Tribes do not adhere to certain statutory requirements, such contracts will be void. At present, it is unclear as to whether the BIA intends to assert jurisdiction to approve collateral agreements related to management contracts (such as promissory notes) or whether the NIGC will have approval authority over such collateral agreements.

         IGRA encourages the negotiation of Tribal/State Compacts covering gaming. The portions of IGRA which deal with the negotiation of such Tribal/State Compacts have been the subject of controversy between the Native American Tribes and governors in a number of states. Senator Daniel Inouye, Chairman of the Senate Committee of Native American Affairs, has initiated a series of regional meetings to address issues rising out of the Tribal/State Compact controversy and legislation has been introduced in the U.S. Congress relating to certain amendments to IGRA. In addition, there is ongoing litigation regarding the constitutionality of IGRA as a result of its provisions regarding the negotiation of Tribal/State Compacts. As a result of these meetings, possible legislation and the compact controversy, it is possible that IGRA may be amended by Congress. Indeed, several bills have been introduced in Congress which would amend IGRA. To this date, no such bill has passed either house of Congress. If IGRA were amended, the amendment could change the governmental structure and requirements within which the Tribe could conduct gaming.

         On March 2, 1995, Senators McCain and Inouye introduced a new revised version of IGRA to serve as a substitute for the amendments which were proposed last year. The revised version's statement of purpose declares that Indian tribes have the right to conduct gaming activities on Indian lands in conformance with the Cabazon decision, which had held that state laws may be applied to Tribal Indians on their reservations only if Congress had expressly consented, and/or if the state laws were not pre-empted by federal law. Proposed amendments include: the establishment of a new commission independent of the Department of the Interior; a statement that tribes have inherent power to ensure that gaming activities on tribal lands are conducted in accordance with minimum federal standards; the elimination of the NIGC's broad authorization to require a license from any person with respect to Indian gaming; the elimination of the requirement that the governor of a state concur in a decision by the Secretary to acquire trust lands for gaming purposes; and the authorization of a fee of up to 2% of the net revenues of each gaming operation to be imposed by the NIGC.

         Each of CGMI's Native American gaming management projects is also regulated by state and/or Tribal gaming commissions. The Company and CGMI have submitted applications for licenses to manage and finance Native American gaming operations with the state gaming commissions for Arizona, Oregon and Washington and have subsequently received gaming licenses from each of such states, permitting them to act as managers/financiers of Native American gaming operations in such states.

         The Company and CGMI must also be certified as managers and financiers by the Tonto Apache Gaming Commission and the Muckleshoot Gaming Commission. All background and suitability information submitted to the Arizona State Gaming Agency and the Washington State Gambling Commission is also simultaneously submitted to the Tonto Apache Gaming Commission and the Muckleshoot Gaming Commission to be investigated by Tribal gaming officers. To the best of its knowledge, CGMI is presently in material compliance with all applicable gaming rules and regulations.

         Environmental Matters

         The Company is subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, CERCLA, Occupational Safety and Health Act and similar state statutes. To the best of its knowledge, the Company believes that it is in material compliance with all such statutes and the regulations or ordinances thereunder.

         Bank Secrecy Act

         Similar to banks and other financial institutions, casinos are required to monitor and report currency receipts and disbursements in excess of a certain limit to the United States Department of the Treasury. Under amendments recently adopted by the Department of the Treasury, casinos must obtain and document customer identification data for all currency transactions above a specified amount. These requirements impose recordkeeping requirements on the Company which may increase its overall cost of operations. However, the Company does not believe that such requirements will have a material adverse impact on the financial condition or operations of the Company.

         Other

         The Company must also obtain liquor licenses from state regulatory agencies for each of its proposed operations. Rules and regulations in this regard are strict and the loss of such licenses is possible for regulatory violations. The loss or suspension of a liquor license could significantly impact a licensee's operations. Local building, health and fire codes and similar regulations could also impact the Company's operations. Violations of any of such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the Company.

Employees

        The Company and its subsidiaries had 56 employees at fiscal year end June 30, 1995. Currently, the Company and its subsidiaries have 13 employees.

ITEM 2.           PROPERTIES

         The Company currently occupies approximately 3,200 square feet of executive office space in West Atlantic City, New Jersey pursuant to an amended three-year lease terminating on July 31, 1998.

         CGMI leases office space in Phoenix, Arizona pursuant to a lease agreement which expires December 5, 1996.

ITEM 3.           LEGAL PROCEEDINGS

         Reorganization of Crescent City Capital Development Corp. The Grand Palais and Crescent City Queen riverboats, operating through the River City Joint Venture, in which CCCD had a 50% interest, voluntarily ceased gaming operations on June 6, 1995 and June 9, 1995, respectively, primarily due to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry. As a result, CCCD consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "CCCD Reorganization Case") on July 28, 1995 and became a debtor-in-possession. The Grand Palais riverboat and River City Joint Venture's entertainment pavilion and docking facility commenced operations on March 29, 1995 and the Company's Crescent City Queen riverboat commenced operations on April 4, 1995. From the commencement of gaming operations until termination on June 9, 1995, CCCD incurred operating losses of approximately $10,061,000. The revenues derived during the period of operation of the River City Joint Venture were approximately 66% below the revenues projected by the Company. As a result of the failure of the River City Casino to generate sufficient revenue to cover operating costs, and a determination that the unforeseen failure of projected market conditions could not be reasonably expected to change, CCCD voluntarily ceased operations in order to stem further operating losses.

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes due 2001 (the "Senior Secured Notes") notified the Company of the occurrence of events of default ("Events of Default") under the Company's Indenture (the "Indenture"). The Senior Secured Notes were guaranteed by the CCCD and CGMI subsidiaries. The Events of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral, as defined in the Company's Indenture, which was pledged to secure repayment of the Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC") - the Company's Collateral Agent - that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Indenture until directed by the Trustee.

         CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code on October 13, 1995. On January 12, 1996 CCCD's plan of reorganization was confirmed (the "January Plan of Reorganization"). The January Plan of Reorganization was predicated upon an agreement (the "MRI Agreement") with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1996 including, but not limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of Casino Magic Corp. for an aggregate purchase price of $56.5 million, consisting of $15 million cash, $35 million in Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The cash and Purchaser's Notes paid by Casino Magic Corp's. wholly owned subsidiaries as the purchase price for CCCD were distributed in accordance with the provisions of CCCD's Amended Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's 11.5% Notes were distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders. The Amended Plan of Reorganization also provided for the distribution to CCCD's unsecured creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, any and all causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

         On July 29, 1996, the Indenture Trustee for the Company's Senior Secured Noteholders distributed $49,986,000 in cash and Purchaser's Notes to the Senior Secured Noteholders on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract, $3.2 million in unused restricted cash and other sources. Subsequently, in August 1996 the $28 million in Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accured interest.

         Senior Secured Notes. As described above, the Company is in default under the Indenture as a result of the CCCD Restructuring Case. The Company also failed to make interest payments on its Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Senior Secured Notes on August 1, 1995. Such consent fee was previously incurred to allow the relocation of the Company's New Orleans River City Casino. The Company's failure to make the August 1, 1995 interest and consent payments and the February 1, 1996 and August 1, 1996 interest payment are also Events of Default under the Indenture.

         The Company's Indenture also contains certain covenants regarding maintenance of consolidated net worth levels, the maintenance of ratios between earnings before income taxes, depreciation and amortization and certain fixed charges of the Company. As of the date hereof, the Company does not satisfy many of these covenants.

         On June 21, 1995, the New Orleans 2000 Partnership, the mortgagee of real property owned by River City, provided notice of various defaults under its first mortgage to CCCD, River City Joint Venture and Grand Palais. An event of default under this mortgage constitutes an Event of Default under the Indenture.

         As a result of the various defaults under the Indenture, the holders of the Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries will not be able to continue their operations. However, the Company does not believe the holders of the Senior Secured Notes will exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American gaming facilities or CDGC from continuing its development of the Narragansett Casino project.

         Bank Line of Credit. On March 28, 1995, CCCD entered into a loan agreement with First National Bank of Commerce ("FNBC") which was guaranteed by the Company. Pursuant to the terms of this agreement, CCCD received a $2 million working capital Line of Credit from FNBC for a period of ninety (90) days. In April 1995, this credit facility was utilized to provide CCCD with $2 million of working capital. Borrowings against this facility were due June 27, 1995. CCCD was not able to repay the obligation thereby causing a default under the agreement. In addition, the Line of Credit contains cross-default provisions with the Indenture. FNBC has filed suit against Capital Gaming International, Inc. as a guarantor of CCCD's obligation and there is a chance that its suit may succeed. Any guarantor liability, however, may be partially offset by amounts recovered by FNBC on this obligation in connection with the CCCD Reorganization Case.

         On November 21, 1995, FNBC filed suit against the Company in the U.S. District Court for the Eastern District of Louisiana alleging the Company's liability under the Guaranty for the debt incurred by CCCD, as well as a second promissory note in the amount of $2,500,000 (the "RCJV Note") given by River City Joint Venture

("RCJV"), an entity in which CCCD was a general partner. FNBC sued the Company on the theory that CCCD, as a general partner of RCJV, was liable on the RCJV Note and the Company Guaranty applied to any and all liabilities of CCCD to FNBC. RCJV failed to pay all of the principal and interest due on the RCJV Note and ultimately filed bankruptcy. CCCD never repaid the principal of the CCCD Note and as described above filed the Bankruptcy Case. FNBC demanded payment of the notes from the Company under the Guaranty and the Company has refused for valid reasons to pay under the Guaranty. As a result of the CCCD bankruptcy and the Company's refusal to pay under the Guaranty, FNBC filed its Complaint.

         On January 16, 1996, CCCD filed an Objection to Proof of Claim Filed by FNBC (the "Crescent City Objection" or "Objection") in CCCD's Bankruptcy Case which raised substantial questions about the liability of CCCD under the promissory notes on which FNBC sued the Company. The Company then filed its Motion for Referral to Bankruptcy Court on January 18, 1996, which motion was opposed by FNBC. Notwithstanding the fact that the Motion for Referral was pending, FNBC filed a Motion for Partial Summary Judgment with the District Court on February 5, 1996, seeking judgment against the Company on only the CCCD Note. The District Court granted the Company's motion to refer the case to the Bankruptcy Court on February 9, 1996 as a non-core proceeding. The Order transferring this case was entered on February 13, 1996.

         FNBC moved to dismiss that portion of the case involving the RCJV Note and the same was dismissed without prejudice by the Bankruptcy Court on May 31, 1996 leaving the only issues before the court as those relating to the Guaranty, the CCCD Note and the Company's and CCCD's liability thereunder.

         The Company opposed the FNBC Motion for Partial Summary Judgment, asserting detrimental reliance as well as estoppel and misrepresentation as defenses to liability under the Guaranty. On May 23, 1996, the Bankruptcy Case judge held a hearing on the FNBC Motion and orally granted the motion.

         On June 3, 1996, the Bankruptcy Case judge issued his written Proposed Findings of Fact and Conclusions of Law. In accordance with the statutory procedure, the Company filed timely objections to those findings of fact and conclusions of law with the U.S. District Court on June 13, 1996, and set the objections for hearing on July 24,1996, before the District Judge. In its objections, the Company argued, in addition to reiterating its previously asserted defenses, that the Bankruptcy Court erred in the calculation of the amounts due because of the uncertainty of and lack of evidence on the amounts paid by the Company or seized by FNBC. The Company also objected that FNBC had not proved any of its calculations of the interest due. FNBC filed a response to the Company's objections on July 16, 1996, opposing the Company's arguments. The Company filed a reply to FNBC's opposition to advise the court that FNBC's response was untimely and to clarify and amplify on certain statements made by FNBC in its opposition.

         There has been no action by the court since July 24, 1996, and the matter remains pending before the Judge for action on the Company's objections to the Bankruptcy Judge's proposed Findings of Fact and Conclusions of Law.

         The Company has and will continue vigorously to contest any liability under the CCCD Note on the basis of detrimental reliance, estoppel, and misrepresentation by FNBC. In the event that judgment is rendered against the Company, appropriate motions to reconsider or to modify the judgment will be filed and serious consideration will be given to an appeal.

         Although valid objections have been made by the Company to the proposed findings of fact and conclusions of law it is probable that an unfavorable outcome could occur, notwithstanding the fact that the Company has meritorious defenses based upon detrimental reliance, estoppel and misrepresentation by FNBC. If the court rules against the Company's objections final judgment may be entered against the Company, but the amount of such judgment is still uncertain.

         Term Note Payable. In connection with the buy-out of the profit interest of Republic Corporate Services, Inc. ("Republic") in CCCD, the Company executed an unsecured promissory note payable to Republic for $19,000,000. The note bears interest at 11.5% per annum and requires semi-annual interest payments in April and October until its maturity on April 26, 2002 when all principal becomes due. In October 1994 and April 1995, the Company made each of the required interest payments of this term note totalling $2,185,000. As a result of the cessation of the Company's New Orleans operations on June 9, 1995, and the resultant Chapter 11 petition filed by CCCD, and other reasons, the Company did not make the required interest payments under the note. As a result, the Company is in default under the note agreement.

         Other Litigation.

         The Company and its subsidiaries are parties to various lawsuits that have arisen in the course of business, none of which is material.

         There are a number of proceedings arising out of the River City project which name the Company as a party defendant. None of these cases are being actively pursued against the Company at this time. The Company believes that each of these claims is without merit and will vigorously defend them if they are pursued.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         During the fourth quarter of the fiscal year ended June 30, 1996, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company is currently authorized under its Restated Certificate of Incorporation to issue up to 75,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. On November 21, 1990, the Company completed its initial public offering of 640,000 Units (the "Units"), each Unit consisting of four shares of Common Stock and four Class A Warrants. As of June 30, 1994, all Class A Warrants have been exercised or redeemed.

         The following table sets forth the range of high and low bid prices for the Common Stock and Investor Warrants, as reported by the Nasdaq Stock Market for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         The Investor Warrants were issued in the Company's private placement financing in February 1994 and were listed on the NASDAQ SmallCap Market on August 12, 1994.
                                 Common Stock            Investor Warrants
Calendar Quarter               High         Low         High           Low
1994:
   First Quarter             $10.38       $6.13        ---          ---
   Second Quarter             $9.00       $5.75        ---          ---
   Third Quarter(1)           $8.38       $5.00        $5.00        $1.00
   Fourth Quarter             $7.38       $2.50        $3.25         $.50

1995:
   First Quarter              $5.31       $2.56        $2.69        $0.69
   Second Quarter             $6.03       $0.53        $3.00        $0.09
   Third Quarter              $0.69       $0.16        $0.13        $0.01
   Fourth Quarter             $0.38       $0.07        $0.06        $0.01

1996:
   First Quarter              $0.30       $0.10        $0.08        $0.02
   Second Quarter             $0.30       $0.13        $0.05        $0.03
   Third Quarter              $0.14       $0.06        $0.05        $0.03


(1)      Beginning on August 12, 1994 for Investor Warrants.

         As of September 30, 1996, there were 752 holders of record of the Company's Common Stock.

         The Company has never paid and does not presently anticipate the payment of cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any, to provide for the growth of the Company. Payment of dividends in the future will depend, among other things, upon the outcome of the restructuring of the Company's indebtedness and the Company's ability to generate earnings, its need for capital and its financial condition. Additionally, the Company's ability to pay dividends is limited by the Indenture that governs the Senior Secured Notes and applicable state law.

ITEM 6.           SELECTED FINANCIAL DATA(1)

                                                                                    Years end June 30
                                                  ----------------------------------------------------------------------------------
Statement of Operations Data:(1)(2)                     1996             1995            1994             1993            1992
                                                        ----             ----            ----             ----            ----
Management Fee Income                             $   7,653,059    $   6,440,962     $  1,723,819    $       --       $      --
Operating Expenses                                    9,375,346       19,480,599       16,580,327       3,003,127            --
Other Income [Expense]                              (13,881,547)     (15,605,729)      (9,311,522)        254,709          91,722
(Loss) Income from Continuing Operations            (15,914,479)     (29,478,212)     (23,684,292)     (1,652,412)         52,282
Income (Loss) from Discontinued Operations(4)        12,638,968      (88,230,806)           --          2,310,319       1,058,460
Net Income (Loss)                                    (3,275,511)    (117,709,018)     (23,784,292)        657,907(2)    1,110,742(2)
Earnings Per Share:
(Loss) Income from Continuing Operations                   (.82)           (1.71)           (1.68)           (.12)            --
(Loss)/Gain from Discontinued Operations                    .66            (5.11)          --                 .17            (.12)
                                                  -------------    -------------     ------------    ------------    ------------
Net Income/(Loss)                                          (.16)           (6.82)           (1.68)            .05             .12
Weighted Average Shares Outstanding                $ 19,329,574       17,256,591       14,135,625      13,860,099       9,020,932

                                                                                        June 30
                                                  ----------------------------------------------------------------------------------
Balance Sheet Data(3)                                1996                1995            1994             1993            1992
                                                     ----                ----            ----             ----            ----
Working Capital (Deficit)(4)                      $(116,758,153)   $(143,893,036)    $ 26,545,294    $  6,009,935     $ 6,993,616
Total Assets                                          60,048,170      82,977,303      168,906,390       9,265,415       7,345,842
Long-Term Debt(4)                                            --       20,292,743      150,815,438           --              --
Total Liabilities                                   159,545,569      179,199,182      158,927,850         341,073         300,833
Stockholders' Equity (Deficit)                     $(99,497,390)    $(96,221,879)    $  9,978,540    $  8,924,342     $ 7,045,009
Ratio of Earnings to Fixed Charges                       (5)             (5)              (5)              (5)              5.35%

-------------------------
(1) As a result of the sale of the Company's former unrelated business in 1992, and planned disposal of business segment in 1995, the comparability and informative value of information reflected in the foregoing selected financial data with respect to June 30, 1995, 1993 and 1992 the fiscal years then ended, may not be meaningful or precise.

(2)      Includes non-recurring income of $4,196,000, $4,048,607 and $1,645,000 at June 30, 1995, 1993 and 1992 respectively, received by the Company in connection with discontinued operations.

(3) For fiscal year ended June 30, 1994 the balance sheet data is reflective of $159,711,000 in proceeds from the debt and equity offering received in February 1994.

(4) As a result of the closure of the riverboat casino in New Orleans in June 1995, substantial write-downs of assets cost were recorded contributing to a significant loss from the discontinued operation. The working capital deficit at June 30, 1996 and 1995 includes the classification of $124,020,000 and $123, 377,000 respectively in Senior Secured Notes as current and $19,000,000 in unsecured Notes as current in 1996.

(5)      Earnings are inadequate to cover fixed charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Report.

         As a result of the sale of the Company's former unrelated business and disposal of certain gaming operations, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

Liquidity and Capital Resources

General

         The Company is experiencing serious liquidity difficulties as a result of the failure of the New Orleans project and resultant bankruptcy of Crescent City Capital Development Corp. ("CCCD"). From July 28, 1995 through April 29, 1996, when its Amended Plan of Reorganization was confirmed, CCCD was operating as a debtor-in-possession. Pursuant to CCCD's Amended Plan of Reorganization, substantially all of the assets of CCCD were sold to Casino Magic Corp. on May 13, 1996. The Company has defaulted on the Company's 11-1/2% Senior Secured Notes ("Senior Secured Notes") and the FNBC bank note due to failure to make required interest payments. In addition, the Company did not make the required October 26, 1995 interest payment on the $19 million unsecured term note. The Company's working capital position at June 30, 1996 was negative approximately $116 million which includes the outstanding balance of the Senior Secured
Notes which are in default and classified as a current liability. Stockholders' equity is in a deficit position of approximately $99 million as of June 30, 1996. The Company continues to operate based upon the funds received from its wholly owned subsidiary, Capital Gaming Management, Inc., the subsidiary which manages three Native American gaming facilities. The Company's cash flows are dependent upon the management fees earned from three management contracts.

         The Company believes it must restructure its remaining debt in order to continue its operations and pursue new management and development opportunities. As a result, the Company is focusing all of its efforts on (i) restructuring the Company's remaining debt, (ii) maintaining its gaming management contracts with Native American Tribes, (iii) developing the Narragansett Casino, and (iv) seeking new gaming opportunities.

         The Company has and continues to actively negotiate with the Senior Secured Noteholders' Steering Committee regarding the restructuring of the Senior Secured Notes. The Company's total liabilities as of September 30, 1996 aggregate approximately $135 million. Although the Company believes it will successfully restructure its debt to a level that is adequately serviceable by the cash flow of the Company and allows the Company the ability to build sufficient cash to pursue new development opportunities, there can be no assurances that the Company will reach any agreement with the holders of its Senior Secured Notes or with any other secured or unsecured creditors regarding the restructuring of the Company's liabilities.

Planned Restructuring

         In connection with such a restructuring, the Company anticipates that it will file a consensual, pre-negotiated Plan of Reorganization (the "Prenegotiated Plan") under Chapter 11 of the U.S. Bankruptcy Code which will have the approval of the Steering Committee for its Senior Secured Noteholders (the "Restructuring Case"). The Company believes that the filing of a Prenegotiated Plan has many benefits including an expedited timeframe for confirmation of approximately 120 days or less. At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company.

         While the Company cannot predict the terms of its restructuring, the Restructuring Case is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company. The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any reorganization proceedings for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC and does not constitute a default under any such agreements. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case. The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7, which is not dismissed within ninety days. The Company does not anticipate that the Restructuring Case will constitute an event of default under any of these provisions.

Sources and Uses of Cash

         During the year ended June 30, 1996 cash of approximately $10,782,000 was generated from operating activities primarily attributable to CGMI's net income from operations of approximately $5,262,000 less an increase in receivables of $1,330,000, plus a $3,000,000 non-recurring buy-out fee received from Cow Creek and $5,127,000 from discontinued operations. Significant non-cash items during the year include interest expense accruals of approximately $16,794,000 and depreciation and amortization of $3,013,000. These cash sources are offset by expenses of Capital Gaming International, Inc., development costs incurred related to the Narragansett Tribe project and the costs incurred in New Orleans. If the Company held the liquid resources necessary to meet its interest expense obligations as they came due, net cash from operating activities would be negative.

         Investment outlays included approximately $1,069,000 for Native American gaming facility construction costs advanced in July 1995, approximately $960,000 for pre-petition and court approved debtor-in-possession advances to the River City Joint Venture and approximately $233,000 for final costs related to certain management agreements. These uses were funded by approximately $12,097,000 in loan repayments received from the tribes and approximately $4,064,000 of restricted cash remaining on hand at June 30, 1996. Such loan repayments included early prepayment of the Muckleshoot and Cow Creek loans in the amount of approximately $8,400,000. The Company received proceeds of approximately $243,000 as a result of the sale of its interest in a partnership agreement for the development of a riverboat gaming facility in an emerging gaming jurisdiction. Additionally, approximately $49,000 of the Company's equity investment in another partnership agreement was returned to the Company. Total net cash from investing activities was approximately $14,307,000 and was substantially used to fund payments to the Trustee for the Senior Secured Noteholders.

         Net financing activities required $24,175,000, primarily for $22,489,000 in funds disbursed to the Trustee for the Senior Secured Noteholders net of approximately $4,904,000 provided to CCCD for on-going costs. (See Footnote 6 to the Consolidated Financial Statements). Additionally, principal repayments on CGMI's equipment notes payable required approximately $1,686,000. In December 1995 and January 1996, CCCD utilized a provision in the sale agreement with Mirage to borrow $2,000,000 in DIP financing and also borrowed $495,000 in March 1996 from Casino Magic pursuant to the DIP Financing Agreement with that purchaser. Collectively, these funds were used to pay approximately $1,300,000 to the Trustee for the Senior Secured Noteholders and approximately $1,195,000 was used for expenses of CCCD in New Orleans.

         The Company's source of internal funds for the next twelve months is expected to be derived only from excess cash generated by CGMI's operations and Native American loan repayments. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of funds, the Company may not be able to continue operations.

Sale of Assets of Crescent City Capital Development Corp.

         Following the voluntary closure of the New Orleans River City Casino and after the evaluation and negotiation of potential transactions, the Company entered into an agreement to sell to Mirage Resorts, Inc. ("Mirage"), all of the capital stock of CCCD and certain related assets pursuant to a plan of reorganization of CCCD. The purchase price to be paid by Mirage was $55 million plus the assumption of up to $6.5 million of certain equipment financing. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1996 including, but not limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of Casino Magic Corp. for an aggregate consideration of $50 million in cash and Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The purchase price was paid partially in cash ($15 million) and partially in CMC's wholly-owned subsidiary's 11-1/2% Senior Secured Notes due 1999 ("Purchaser's Notes"). Of the total purchase price, $35 million in aggregate consideration consisting of $7 million in cash and $28 million in Purchaser's Notes was distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Notes due 2001. On July 29, 1996 the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders distributed $49,986,000 to the Senior Secured Noteholders on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included the $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract $3.2 million and other sources. Subsequently, in August, 1996 the $28 million in Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accured interest in accordance with the terms of the CMC indenture. The Amended Plan of Reorganization also provided for the distribution to CCCD's creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, any and all causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

Defaults on Indebtedness

         Senior Secured Notes.

         As described above, the Company is in default under the Indenture as a result of the CCCD Restructuring Case. The Company also failed to make interest payments on its Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Senior Secured Notes on August 1, 1995. Such consent fee was previously incurred to allow the relocation of the Company's New Orleans River City Casino. The Company's failure to make the August 1, 1995 interest and consent payments and the February 1, 1996 and August 1, 1996 interest payment are also Events of Default under the Indenture.

         The Company's Indenture also contains certain covenants regarding maintenance of consolidated net worth levels, the maintenance of ratios between earnings before income taxes, depreciation and amortization and certain fixed charges of the Company. As of the date hereof, the Company does not satisfy many of these covenants.

         On June 21, 1995, the New Orleans 2000 Partnership, the mortgagee of real property owned by River City, provided notice of various defaults under its first mortgage to CCCD, River City Joint Venture and Grand Palais. An event of default under this mortgage constitutes an Event of Default under the Indenture.

         As a result of the various defaults under the Indenture, the holders of the Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the management fees derived from the management agreements between CGMI and the Native American Tribes.

Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries will not be able to continue their operations. However, the Company does not believe the holders of the Senior Secured Notes will exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American gaming facilities or CDGC from continuing its development of the Narragansett Casino project.

         Bank Line of Credit. On March 28, 1995, CCCD entered into a loan agreement with First National Bank of Commerce ("FNBC") which was guaranteed by the Company. Pursuant to the terms of this agreement, CCCD received a $2 million working capital Line of Credit from FNBC for a period of ninety (90) days. In April 1995, this credit facility was utilized to provide CCCD with $2 million of working capital. Borrowings against this facility were due June 27, 1995. CCCD was not able to repay the obligation thereby causing a default under the agreement. In addition, the Line of Credit contains cross-default provisions with the Indenture. FNBC has filed suit against Capital Gaming International, Inc. as a guarantor of CCCD's obligation and there is a chance that its suit may succeed. Any guarantor liability, however, may be partially offset by amounts recovered by FNBC on this obligation in connection with the CCCD Reorganization Case. See "Business-Legal Proceedings."


         Term Note Payable. In connection with the buy-out of the profit interest of Republic Corporate Services, Inc. ("Republic") in CCCD, the Company executed an unsecured promissory note payable to Republic for $19,000,000. The note bears interest at 11.5% per annum and requires semi-annual interest payments in April and October until its maturity on April 26, 2002 when all principal becomes due. In October 1994 and April 1995, the Company made each of the required interest payments of this term note totalling $2,185,000. As a result of the cessation of the Company's New Orleans operations on June 9, 1995, and the resultant Chapter 11 petition filed by CCCD, the Company did not make the required interest payments under the note. As a result, the Company is in default under the note agreement. See "Business-Legal Proceedings."

Capital Requirements

         Capital Gaming International, Inc. Upon the cessation of gaming operations at the New Orleans River City Casino, the Company implemented a business strategy of not only reducing operating expenses at the Crescent City Corp. level but also reducing operating expenses at the Company as well as at the other operating subsidiaries. In connection therewith, in the fiscal year ended June 30, 1996, the Company and its subsidiaries (other than Crescent City Corp.) reduced non-Crescent City Corp. selling general and administrative expenses by $9.5 million per year. Additionally, the Company and its subsidiaries have downsized its employees from 56 at fiscal year end June 30, 1995 to 13 employees at September 30, 1996. The capital requirements of the parent company through June 30, 1997 will approximate $3.2 million not including estimated attorney and restructuring fees surrounding the anticipated restructuring.

         Capital Gaming Management, Inc. CGMI will continue to operate with the Muckleshoot, Tonto Apache and Umatilla management agreements. Absent new development or consideration of the Rhode Island development project, three contracts will provide the Company with its only source of revenue for the approximately four years remaining of the contracts. Additionally, the Company will receive loan repayments from the Tonto Apache and Umatilla Tribes. The capital requirements of CGMI for the next twelve months will approximate $3.0 million for all overhead costs, as restructured, and equipment financing repayments. The expected management fees and loan repayments are anticipated to exceed the capital requirements of CGMI as well as the Company combined. Such excess, although not assured, if realized will assist in funding capital requirements of the Rhode Island Project.

         Rhode Island Development Project. The Company's Rhode Island subsidiary, Capital Development Gaming Corp. ("CDGC"), has a management contract with the Narragansett Indian Tribe of Charlestown, Rhode Island that requires CDGC to fund the development of the Class III casino facility, however, a precise estimate of the required investment can not be determined at this time. The investment will be in the form of a term loan to the Tribe with repayment to be required over no longer than the remaining duration of the Narragansett Contract. The Tribe will own all real and personal property. The Company will most likely seek to employ the issuance of debt instruments in order to obtain the initial funding for the project, although it is not known whether such financing will be obtained through public or private capital markets. There can be no assurance that such financing will be available or if available, that the terms thereof will be acceptable to the Company. The interest in the Narragansett Contract is held through a wholly-owned subsidiary which is not a guarantor of the Senior Secured Notes.

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

RESULTS OF OPERATIONS

         The following discussion of the results of operations includes Capital Gaming International, Inc. and its wholly owned subsidiaries, Crescent City Capital Development Corp., ("CCCD"), and Capital Gaming Management Inc. ("CGMI"). The results of operations of CGMI are included in the accompanying financial statements from October 1, 1993 and the results of operations of CCCD are included until May 13, 1996, the date on which all of the shares of stock of CCCD were sold to Casino Magic Corporation ("CMC"). The Company's other active subsidiary, Capital Development Gaming Corp. ("CDGC") is continuing to fund expenses of the Rhode Island Project. The results of operations of CCCD for the years ended June 30, 1995 and June 30, 1996 include its 50% interest in losses of River City Joint Venture ("RCJV"), a general partnership whose other equal partner was Grand Palais Riverboat, Inc. (a wholly owned subsidiary of Hemmeter Enterprises, Inc.). The operations of CCCD have been presented in the Statement of Operations as discontinued operations.

Fiscal 1996 Compared to Fiscal 1995

Consolidated

         The year ended June 30, 1996, resulted in a net loss from continuing operations of $15,914,000, ($.82 per share) and a gain from the disposal of the CCCD discontinued operations of $12,639,000 ($.66 per share) producing a net loss for the Company of $3,275,000 ($.16 per share). This compares with losses from the same period ended June 30, 1995 of $28,645,000 and $117,709,000 ($1.66 and $1.10 per share), representing continuing operations and discontinued operations respectively. The losses from continuing operations for the year ended June 30, 1996 are substantially attributable to the interest expense related to the Company's secured and unsecured debt.

         The net decrease of $12,731,000 in the loss from continuing operations is attributable to (i) a decrease in total costs of $10,105,000 due to the Company's downsizing and significant cost reduction efforts and reduction in general and administrative costs and development expenses, and (ii) increased management fees at CGMI of $1,222,000 plus a fee of $3,000,000 related to the buy-out of the Cow Creek management contract, a gain from the sale of an investment of $221,000 offset by reduced interest income of $660,000 and increased interest expense of $836,000 and income taxes of $321,000.

         The year ended June 30, 1995 reflects essentially a period of accelerated activities in preparation for opening of the New Orleans riverboat and several Native American gaming facilities under management. The year ended June 30, 1996 conversely reflects the winding down of New Orleans operations and scaled back levels due to the cessation of operations and restructuring and sale of CCCD. Management fees for the comparative year increased $1,222,000. Revenues of the year ended June 30, 1995 include approximately $3,699,000 in fees earned from the Cow Creek contract, comprising 57.4% of total revenues for that period, the other revenues were primarily derived from Class II facilities and approximately $445,000 from one temporary Class III facility. The fees from Cow Creek in the year ended June 30, 1996 amounted to $618,000 and represented only two months of operations before the buy-out. During this period, CGMI managed three other Class III facilities for all twelve months which produced management fees of $7,045,000 for the year ended June 30, 1996.

         The losses from discontinued operations for the year ended June 30, 1996 of $4,903,000 include various carrying costs of $1,240,000, bankruptcy related attorney fees of $2,192,000 and expenses of the joint venture of $1,262,000. These items were $14,050,000 lower than the loss from the year ended June 30, 1995 of $18,954,000 which was represented by various pre-opening costs in preparation of the opening of the riverboat. Additionally, interest expense of $210,000 was incurred related to DIP financings.

         Interest income decreased $660,000 to $1,959,000 from the year ended June 30, 1996 due to large amounts of interest earning funds still on hand at June 30, 1995 for construction costs. Total interest expense increased from the year ended June 30, 1996 due to $1,474,000 in interest capitalized during that period offset by interest saved subsequent to the extinguishment of $8,000,000 in Senior Secured Notes on March 31, 1995. Additionally, interest expense on equipment financings at CGMI was not predominantly present at June 30, 1996.

Capital Gaming Management, Inc. (CGMI)

         On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers 300 video slot machines, keno, non-banking table games, off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the periods ending June 30, 1996 and 1995 the facility produced approximately $3,210,000 and $1,365,000 respectively in management fees for the Company. The slot win per unit, per day was $203 during the fiscal year ending June 30, 1996. Slot win represents approximate 85% of total revenues of this facility compared to over 90% for the fiscal year ending 1995.

         On April 27, 1995, the Tonto Apache Tribe opened the 32,000 square foot Mazatzal Casino located north of Phoenix, Arizona. The casino features 318 slot machines, keno, non-banking table games and high stakes bingo. the Company, as manager of the casino, collected approximately $1,961,000 and $305,000 in management fees for the periods ending June 30, 1996 and 1995 respectively. Slot win, which comprised approximately 87% of the facility's total receivables in 1996 and 88% in 1995, produced win per unit, per day of $139 in 1996 and $128 in 1995.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers 47 table games, 22 poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space increased to 40,000 square feet. The Company as manager of the facility collected approximately $1,874,000 and $615,000 for the years ending June 30, 1996 and 1995 respectively. The facility produced table game win per day of $3,200 and $3,100 for the years ending June 30, 1996 and 1995 respectively.

         During the year ended June 30, 1996, the Cow Creek Management contract was terminated in exchange for a payment of $3,000,000. The Cow Creek facility generated an additional $618,000 in management fees during the year ended June 30, 1996.

         Total management fees for the years ended June 30, 1996 and 1995 were approximately $7,663,000 and $6,441,000 respectively. During the year ended June 30, 1996 all fees were derived from Class III facility operations. During the year ended June 30, 1996 there were approximately $5,986,000 in fees from Class III facility operations and approximately $455,000 in fees from two remaining Class II management agreements which expired before June 30, 1995.

         CGMI's management fees of $7,663,000 and $6,441,000 for the years ended June 30, 1996 and 1995 were sufficient to produce income from operations of approximately $5,262,000 and $700,000 respectively. Interest income was also earned from tribal loans of $1,332,000 and $844,000. The income from operations includes a one time charge in September 1994 of approximately $1,017,000 for the write down of assets related to a severed Class II management contract.

         Salaries and wages for the fiscal year ended June 30, 1996 decreased by approximately $950,000 based on a decrease in full time equivalent employees of approximately 70%.

         Legal and professional costs decreased by approximately $750,000 from prior year levels primarily due to a reduction of development and preopening activities.

         General and administrative costs totaled approximately $604,000 for CGMI's year ended June 30, 1996 and are primarily composed of employee benefits costs of $112,000, travel costs of $175,000, and office and other administrative costs of $317,000. All of these costs were reduced substantially from prior year levels due to the decrease in costs associated with opening facilities in prior years, among other reasons.

         Gaming development activities decreased approximately $82,000 to approximately $95,000 for the year ended June 30, 1996.

Capital Gaming International, Inc. (CGI)

         CGI, the parent and registrant, incurred operating costs and expenses of approximately $5,808,000 for the year ended June 30, 1996 as compared to approximately $13,845,000 for the year ended June 30, 1995. Debt restructuring costs increased by $600,000 and represent fees owed to the Company's financial advisors. The Company realized significant cost decreases in development ($665,000), administrative costs including advertising ($1,514,000), payroll costs ($868,000),professional fees ($4,232,000), public company costs ($452,000), travel costs ($570,000), and other operating costs ($246,000). Some of these cost reductions were absorbed by the CDGC subsidiary (see below). Cost reductions came as a result of substantial reductions in overhead, significant reductions in the costs associated with managing the CCCD subsidiary, reduced development efforts including the Company's termination of its efforts to acquire certain real estate on Philadelphia's Delaware River Waterfront in connection with the potential development of a gaming facility, and other similar matters.

         Payroll and related costs amounted to approximately $2,250,000 for the year ended June 30, 1996 as compared to approximately $3,120,000 in the prior fiscal period. The decrease in payroll costs was a result of the reduction in the number of employees, reduced bonus payments and a reduction in wage related taxes and benefits.

         Native American Development costs incurred by CGI of approximately $867,000 were primarily for the benefit of the Narragansett Tribe in pursuing the development of gaming in Rhode Island. In addition, the Company's CDGC subsidiary incurred cost toward this development of $955,000. These combined costs of $1,822,000 decreased by $147,000 as compared to approximately $1,969,000 in the last fiscal period. The decrease is primarily from engineering costs associated with development. As of June 30, 1996, the cumulative investment expended on the Rhode Island project exceeds $6.5 million. A substantial amount of this spending will be repaid to the Company if and when a gaming facility is established by the Narragansett Tribe.

         Interest Expense - Consolidated

         Interest expense for the year ended June 30, 1996 is comprised of the following: (i) Senior Secured Notes $14,605,000, (ii) amortization of original issue discount and deferred finance charges of $2,173,000, (iii) Republic Note Payable $2,185,000 and (iv) CGMI equipment notes $99,000 for a total of $19,062,000.

         Interest expense for the year ended June 30, 1995 is comprised of the following: (i) Senior Secured Notes $15,295,000, (ii) amortization of original issue discount and deferred finance charges -$2,119,000, (iii) Republic Note payable - $2,185,000 and (iv) CGMI equipment notes - $99,000 for a total of $19,698,000. The Company capitalized interest of approximately $1,474,000 during the year.

         Extraordinary Item

         The early extinguishment of debt on March 30, 1995 resulted in a loss of approximately $833,000 as a result of the value of the common stock issued, in exchange for 8,000,000 of Senor Secured Notes, exceeding the carrying amount of notes. The carrying amount was inclusive of $238,000 and $504,000 of unamortized amortized original issue discount deferred finance charges, respectively, which was written-off with the related debt.

         Income Taxes

         As the Company has continuing net operating losses, there is available for carryforward, a net operating loss of approximately $72,000,000. A deferred tax benefit could not be recorded as its realization can not be assured at this time and the amount can not be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiver could be reduced by available net operating loss carryforwards.

Crescent City Capital Development Corp. (CCCD)

         The CCCD riverboat opened on April 4, 1995, four days after the debut of the Grand Palais riverboat and the River City terminal and pavilion. On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. CCCD reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the year ended June 30, 1996 have been segregated and presented in the Statement of Operations as a gain on disposal for discontinued operations in the amount of approximately $12,639,000.

         The gain consists of the net gain on the sale of the remaining assets in excess of their cost basis in the amount of $17,543,000 less the costs incurred for the CCCD subsidiary for the current year in the amount of $4,904,000 which are comprised of the following:


         Legal fees                         (2,192,000)

         Equity in Loss of RCJV             (1,262,000)
         Other reorganization items         (1,240,000)
         Interest Income                        10,000
         Interest Expense                     (220,000)

         Net (Loss)                         (4,904,000)

Fiscal 1995 Compared to Fiscal 1994

         The last quarter of the June 30, 1995 fiscal year produced the opening of three Native American facilities under management by CGMI and the opening of the New Orleans riverboat. In the same fiscal quarter, the Grand Palais and Crescent City Queen riverboats ceased gaming operations primarily because of the failure of the gaming operations to generate sufficient revenue to satisfy operating costs. This shortfall, accompanied by liquidity concerns caused by cost overruns in excess of $30 million, required management to eliminate continuing operating losses by halting operations, seek protection from creditors under Chapter 11 and begin to focus on reorganization.

Crescent City Capital Development Corp.

         The CCCD riverboat opened on April 4, 1995, four days after the debut of the Grand Palais riverboat and the River City terminal and pavilion. On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. CCCD reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. The subsidiary's operating loss for the year ended June 30, 1995 excluding amortization of $1,765,000 of certain assets of CGI approximated $17,627,000 which includes approximately $7,906,000 in pre-opening charges. (These losses exclude CCCD's share of the significant write-down for impaired assets incurred by RCJV.) Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the year ended June 30, 1995 have been segregated and presented in the Statement of Operations as discontinued operations. The loss on disposal of discontinued operations of approximately $69,277,000 is comprised of a $38,500,000 charge for impaired assets at RCJV, charges for the reserve of cash held in escrow and prepaid rent of $2.2 million and $4.8 million, respectively, representing funds escrowed for the Port of New Orleans use and funds already disbursed to the Port of New Orleans and classified as prepaid rent, and the write-off of acquired gaming assets of $23,725,000 recorded by Capital Gaming International, Inc.

         A summary of CCCD's operating results for the year ended June 30, 1995 is as follows:

                  Revenues                           $   4,196,000
                  Operating Costs                      (15,682,000)(1) (3)
                  Pre-opening Expenses                  (7,906,000)(2)
                                                     --------------
                                                       (19,392,000)
                  Interest Income                          674,000
                  Interest Expense                        (236,000)
                                                     --------------
                  Net Loss from Operations           $  18,954,000
                                                     ==============

         (1) Includes $5,094,000 in losses from 50% interest in River City Joint Venture.
         (2) Includes $4,722,000 in losses from 50% interest in River City Joint Venture.
         (3)  Includes $1,765,000 in amortization of acquired gaming assets.

Capital Gaming Management, Inc.

         On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility offers 300 video slot machines, keno, non-banking table games, Off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1995. During this period ending June 30, 1995, the facility produced approximately $1,365,000 in management fees for the Company. Since opening, slot win per unit, per day has approximated $200 to $220. Slot win also represents approximately 90% of total revenues of the facility.

         On April 27, 1995, the Tonto Apache Tribe opened the 32,000 square foot Mazatzal Casino located north of Phoenix, Arizona. The casino features 314 slot machines, keno, non-banking table games and high stakes bingo. The Company earned approximately $305,000 in management fees for May and June 1995. Slot win, which comprises approximately 88% of the facility's total revenues, produced win per unit, per day of approximately $120 to $135.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, offering 31 table games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. Management fees earned under this contract amounted to approximately $615,000 for May and June 1995. The final phase of this facility opened on September 8, 1995 with gaming space increased to 40,000 square feet. This facility since opening has produced table game win per day of approximately $3,000 - $3,100.

         The Cow Creek tribal casino, which opened in April 1994, continued to produce approximately $300,000 per month in management fees for the Company, earning a total of approximately $3,699,000 for the year ended June 30, 1995. This contract, however, was purchased from the Company by the Cow Creek Tribe in September 1995 for $3.0 million and was substantially paid to the Company's Senior Secured Noteholders. Effective September 1, 1995, the Company has no further financial relationship with the Cow Creek Tribe. Simultaneous with the management fee buy-out, the outstanding loan amount of approximately $823,000 was repaid to the Company and subsequently transferred to Senior Secured Noteholders less expenses of the transaction.

         As an operating unit, CGMI earned approximately $6,441,000 in management fees for the year ended June 30, 1995 and was comprised of the Class III revenues mentioned above - $5,984,000, and Class II revenues of approximately $457,000 derived substantially from a contract which expired in May 1995. Revenues earned in fiscal year 1994 reflected Cow Creek's Class III earnings of approximately $400,000 and Class II fees of approximately $1,324,000.

         Total CGMI operating costs for the year ended June 30, 1995 were approximately $5,741,000 as compared to approximately $2,375,000 for the year ended June 30, 1994. Included in last year's fiscal period is CGMI's operations for approximately nine months. The overall increase of $3,366,000 is attributable to a $1,017,000 charge for the write-off of impaired assets relating to a severed Class II contract, the additional three months of expense included in the June 30, 1995 period which effects all categories of operating expenses discussed and certain increases as noted below.

         Salaries and wages increased approximately $1,008,000 based on an increase in full time equivalent employees of approximately 45% required because of the division's expansion, detailed reporting needs and facility management needs. CGMI hired a Director of Operations, Director of Finance and two other management team members at an aggregate annual salary of $430,000 during the June 30, 1995 fiscal year. Additionally an $80,000 bonus was paid in June 1995 to the Director of Operations. Other increases include related payroll taxes and the accruals for compensated absences.

         Professional fees for the year ended June 30, 1995 at CGMI increased approximately $811,000 due to increases in legal - $445,000, consulting - $312,000 and accounting/computer - $54,000. During the current fiscal year, three of the four management agreements were amended and finalized, including extensive efforts related to the Muckleshoot agreement, requiring extensive legal involvement. Additionally, the National Indian Gaming Commission (NIGC) approvals as well as tribal level gaming commission and State gaming commission approvals were obtained during the current fiscal year, all of which involved legal effort and expense. Additionally, certain litigation matters arose surrounding a severed Class II contract. Consulting expenditures increased due to required expertise needed in establishing the facilities, including the areas of security/surveillance and human resource and training. A new computerized management information system was also installed.

         General and administrative costs totaled approximately $1,553,000 for CGMI's year ended June 30, 1995 and are primarily composed of marketing fees - $310,000, travel costs - $472,000, employee related insurance and moving, hiring and interim living expenses - $342,000, office operational costs - $365,000 and other general and administrative costs of $64,000. These costs represent an approximate increase of $1,050,000 as compared to the nine months of expense for the period ending June 30, 1994. Marketing fees earned by Hospitality Franchise Systems, Inc. were substantially all earned in the June 30, 1995 period. Travel costs increased approximately $335,000 because CGMI's four managed facilities are geographically located significantly apart and three of the four facilities became operational in the current year. Approximately 40% of the travel costs were incurred in the quarter ending June 30, 1995 coinciding with the three openings. CGMI implemented an enhanced employee benefit package to attract and retain qualified personnel and such benefits now accommodate 45% more personnel, resulting in benefit cost increases of approximately $100,000. Interim living expenses - $43,000, moving costs - $61,000 and placement and hiring fees - $101,000 represent $205,000 of the employee related cost increase. Together, the benefits and other employee related costs increased approximately $310,000 to $342,000. Office costs and other general and administrative costs increased approximately $125,000 due to additional office space leased and increased consumption of office utilities and resources from more personnel.

         Gaming development expense at CGMI decreased approximately $593,000 to approximately $177,000 at June 30, 1995 due primarily to the management contracts attaining the criteria for capitalization of costs associated with developing such contract. In the year ended June 30, 1995, CGMI expended and capitalized approximately $3,037,000 in costs in the account "Investment in Management Agreements." Approximately $2,050,000 was expended in various costs for the Muckleshoot Tribe. The remainder was spent approximately equally on the Umatilla and Tonto Apache Tribes. These amounts are amortized over the life of the management contract once the facility opens.

         Income from operations of CGMI before the one-time charge in the first quarter of $1,017,000 for the year ended June 30, 1995 was approximately $1,718,000 or 26% of revenues as compared to a loss from operations in the prior fiscal year of approximately $651,000. The improvement is attributable to the increased revenues of $4,717,000 offset by increases in operating costs. Assuming June 30, 1994 costs were annualized, such overall total cost increase would approximate $1,558,000 or 50% as compared to actual 100% increase. The fourth quarter ending June 30, 1995 substantially represents management fee earnings of all four facilities with the exception of two facilities not opened until the end of April. Revenues for this quarter represented approximately 45% of total revenues. As of June 30, 1995 CGMI is now fully Class III operational.

         Interest income of approximately $845,000 was earned from development loans to the tribe during the year ended June 30, 1995 as compared to no such income in the prior fiscal year. Additional interest income of approximately $499,000 was earned on restricted cash held for development loans. These funds have been depleted in their entirety as of June 30, 1995. Interest expense of approximately $99,000 was incurred on equipment financings obtained by CGMI on behalf of the tribes. Substantially all such notes have a payback period of twenty-four months. Additional interest expense of approximately $2.2 million was charged to earnings for the year ended June 30, 1995 as a result of the $22 million promissory note payable to Capital Gaming International, Inc.

Capital Gaming International, Inc.

         CGI incurred operating costs and expenses of approximately $13,845,000 for the year ended June 30, 1995 as compared to approximately $14,205,000 for the prior year. The prior year costs, however, do include non-recurring charges of $2,847,000 and $1,000,000 for bondholders consent fees and a fee for modification of a marketing agreement, respectively. Adjusting for these two items results in a comparable increase in costs of approximately $3,487,000. The largest increase was in legal expense where approximately $2,195,000 in additional costs were incurred during year ended June 30, 1995. A significant part of the increase, approximately $1,458,000, was due to legal/legislative work related to the Narragansett management contract and development of the

Narragansett's tribal gaming compact with the State of Rhode Island. Other legal efforts were intensified relative to CGI's offerings and sales of securities and related preparation and filing of securities disclosure documents, CGI's participation in efforts to develop, introduce and enact gaming legislation in Pennsylvania, CGI's option to acquire certain real estate on Philadelphia's Delaware River waterfront in connection with the potential development of a gaming facility, and other similar matters.

         Native American development costs incurred by CGI of approximately $1,969,000 were strictly for the benefit of the Narragansett Tribe in pursuing the development of gaming in Rhode Island. This compares to approximately $427,000 in costs incurred in the prior year for Narragansett. The costs for the year ended June 30, 1995 were extensive due to the signing of the gaming compact by the Governor of Rhode Island on August 29, 1994. The costs were primarily for engineering/design efforts, media and public relations, project planning and studies and travel costs. As of June 30, 1995, the cumulative investment expended on the Rhode Island project exceeds $5 million. A substantial amount of this spending will be repaid to the Company if and when a gaming facility is established by the Narragansett Tribe. It is expected a portion of this loan will be recorded as a receivable during fiscal year ending June 30, 1996.

         Salaries, wages and related costs amounted to approximately $3,000,000 for the year ended June 30, 1995 at CGI as compared to approximately $3,386,000 in the prior fiscal period. The year ended June 30, 1995 includes bonuses paid to the President and Vice President of Casino Operations totaling approximately $225,000 and the year ended June 30, 1994 includes bonuses paid to all officers and directors of the Company of approximately $1,170,000. Aside from bonus compensation the increase in salaries was approximately $559,000. Such increase is primarily due to a full year of salaries for the year ended June 30, 1995 as compared to prior year salaries that were increased in the third quarter of the year ended June 30, 1994. Additionally, there were four personnel added in the fourth quarter of June 30, 1994, all of whom were present substantially all of the subsequent fiscal year. The fiscal 1995 bonuses were paid on April 4, 1995 as a result of the opening of the New Orleans riverboat.

          Gaming development costs amounted to approximately $1,455,000 for the year ended June 30, 1995 as compared to approximately $1,886,000 incurred in the prior fiscal year. Both years include approximately $500,000 in travel related costs. The year ended June 30, 1994 development costs include approximately $770,000 paid to Republic Corporate Services, Inc. for the exercise of an option. General increases in this category approximate $340,000 and were primarily the result of costs related to the Rockford project, St. Charles (Twin Rivers), and other exploratory efforts.

         General and administrative (G&A) expenses in total at CGI were approximately $2,101,000, a decrease of approximately $193,000 over the same period last year. However, G&A expense for June 30, 1994 included a $1 million charge for modification to a marketing agreement. This charge not being present in the current fiscal year indicates increases in other components of G&A of approximately $807,000. A significant component of G&A for the year ended June 30, 1995 is public company related costs. These costs include services of the Financial Relations Board, printing costs for equity and debt registrations, filing fees, quarterly and annual reporting and distribution requirements and other communication costs. Such costs amounted to approximately $738,000 for the current year as compared to approximately $250,000 for the year ended June 30, 1994. The increase in costs was most prevalent in outside services ($150,000), printing and distribution costs ($250,000) and filing fees ($75,000). Travel costs included in G&A increased approximately $275,000 to $510,000 primarily as a result of the inclusion of the fourth quarter travel costs of New Orleans. Other G&A expenses did not change materially.

         CGI's debt and equity proceeds from February 1994 earned interest income for a greater number of months in the year ended June 30, 1995 although the average invested balance was declining throughout the year. Interest income earned the current year on cash balances was approximately $1,275,000 (additional $499,000 earned by CGMI on funds transferred to the subsidiary) as compared to approximately $1,676,000 earned last year.

         Interest Expense - Consolidated

         Interest expense for the year ended June 30, 1995 is comprised of the following: (i) Senior Secured Notes $15,295,000, (ii) amortization of original issue discount and deferred finance charges - $2,119,000, (iii) Republic Note payable - $2,185,000 and (iv) CGMI equipment notes - $99,000 for a total of $19,698,000. The Company capitalized interest of approximately $1,474,000 during the year.

         Interest expense for fiscal year ended June 30, 1994 of approximately $11,024,000 was inclusive of a $4,000,000 charge for the termination of a warrant agreement and approximately $6,556,000 related to the Senior Secured Notes for approximately 4-1/2 months. Additionally, interest expense on the Republic Note - $394,000, other expense - $308,000 less capitalized interest of approximately $234,000 accounts for the remainder of interest expense in the prior year.

         Extraordinary Item

         The early extinguishment of debt on March 30, 1995 resulted in a loss of approximately $833,000 as a result of the fair value of the common stock issued, in exchange for 8,000,000 of Senior Secured Notes, exceeding the carrying amount of the notes. The carrying amount was inclusive of $238,000 and $504,000 of unamortized amortized original issue discount and deferred finance charges, respectively, which was written-off with the related debt.

         Income Taxes

         For the year ended June 30, 1994, the Company recorded a federal tax benefit of approximately $484,000 based on the use of available net operating losses carried back to prior years. Such benefit was received by the Company during the year ended June 30, 1995. As the Company has continuing net operating losses, there is available for carryforward, a net operating loss of approximately $99,000,000. A deferred tax benefit could not be recorded as its realization can not be assured at this time and the amount can not be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available net operating loss carryforwards.

Fiscal 1994 Compared to Fiscal 1993

         The results of operations for the year ended June 30, 1994 are reflective of the changes in the Company's management, business activities, capitalization structure and future direction. The current year resulted in a net loss of $23,684,292 or $1.68 per share compared to a net loss from continuing operations of $1,652,412 or $.12 per share in the prior period. The current loss is derived primarily from the Company's net loss of $23,025,914. The more significant components of the parent company's loss are (i) compensation and related expenses of approximately $3,956,000 resulting from a new management team, higher compensation expense necessary to attract key personnel experienced in the gaming industry, and salary increases subsequent to the completion of the Company's financings, (ii) consulting, legal and accounting fees of approximately $3,293,000 related to Riverboat and Native American gaming development and corporate financings and related matters, (iii) direct Riverboat and Native American Development costs of $3,491,000 and (iv) interest expense of $11,024,000, which includes a $4,000,000 charge in connection with the termination of a warrant agreement related to bridge financing. The Company earned $1,712,272 in interest income for the current year and recorded an income tax benefit from available loss carrybacks of $483,738.

         The Company was required to record approximately $3,847,000 in non-recurring charges related to the bondholders' consent to purchase the New Orleans 2000 Property and relocate the site of the New Orleans riverboat project ($2,847,000) as well as a fee to modify a marketing agreement ($1,000,000) so as to reduce fees payable in the future.

         The current period revenues were derived solely from management fees earned by CGMI with the operations of CGMI producing a net loss of $414,776, before corporate allocations of $243,602, from their acquisition date of October 1, 1993 through June 26, 1994. CGMI's loss was primarily attributable to significant costs incurred as a result of aggressive new business development activities.

         The year ending June 30, 1993 was reflective of the discontinuance of the Company's prior business activities. The operations of CGMI were not included in that period. The $3,003,127 in operating costs primarily consists of professional fees, wages and general and administrative expenses. As a result of the discontinuance of the boxing business the Company recorded a net gain of $2,422,282 during the year ended June 30, 1993.

Impact of Inflation

         The Company does not believe that inflation has had a material adverse effect on sales or income during past periods.

Seasonality

         The operations of casino facilities under management by CGMI are not expected to be materially impacted, as a whole, by seasonality factors.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         This information appears in a separate section of this report following
Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements with the Company's independent public accountants with respect to any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

                                   MANAGEMENT

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


         Name                    Age Position

         I.G. Davis, Jr.         71  Chairman of the Board

         Edward M. Tracy         43  Chief Executive Officer, President
                                     and Director

         Col. Clinton L. Pagano  68  Executive Vice President of
         (Retired)                   Compliance and Director

         William S. Papazian     34  Senior Vice President and General Counsel,
                                     Corporate Secretary


         I.G. Davis, Jr. was appointed Vice Chairman of the Board of Directors on January 7, 1993 and became the Chairman of the Board of Directors in February, 1993. Mr. Davis was appointed Chief Executive Officer of the Company on January 7, 1993 and served in such capacity until his resignation from such position on May 30, 1995. Mr. Davis has more than 30 years of experience in the casino gaming industry. From June 1991 until January 1993, Mr. Davis was Chairman and Chief Executive Officer of Casino Management, Inc., a casino management consulting Company. From August 1990 until May 1991, Mr. Davis was President of Trump Taj Mahal Casino in Atlantic City, New Jersey. He served as President of Resorts International Corporation from 1960 through 1986 and as President and Chief Executive Officer of that organization from 1986 until 1989, where he was instrumental in the opening of the Paradise Island Casino in the Bahamas as well as the first casino in Atlantic City.

         Edward M. Tracy was appointed President and Chief Operating Officer and a Director of the Company on January 7, 1993, and he became Chief Executive Officer on May 30, 1995. From April 1991 until January 1993, Mr. Tracy was President of Casino Management, Inc., a casino management consulting company. From February 19, 1990 to April 1991, Mr. Tracy was President and Chief Executive Officer for The Trump Organization which includes Trump Plaza, Trump Castle, Trump Regency and Trump Taj Mahal Casinos in Atlantic City, New Jersey. He served as President and Chief Operating Officer for Trump Castle from May 1989 to February 1990. From November 1986 to May 1989, Mr. Tracy was Vice President and General Manager of the Sands Hotel and Casino in San Juan, Puerto Rico.

         Col. Clinton L. Pagano (retired) was appointed Executive Vice President of Compliance and a Director of the Company in November 1992. Col. Pagano was the Superintendent of the New Jersey State Police from 1975 to 1990, during the tenures of two Governors. During 1990 and 1991, Col. Pagano was Director of the New Jersey Division of Motor Vehicles, a position he was appointed to by a third New Jersey Governor. Col. Pagano has over 35 years of law enforcement experience including the implementation in New Jersey of a coordinated State and Federal organized crime control program. During his tenure as Superintendent of the New Jersey State Police, Col. Pagano was the State Director of Emergency Management, a Federal crisis management program and was also responsible for developing and implementing various security programs for the New Jersey Sports and Exposition Authority. Colonel Pagano is also presently the Chairman of the Board of Digital Products Corporation of Florida.

         William S. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994, became Senior Vice President and General Counsel on June 17, 1995 and was appointed Corporate Secretary on September 5, 1995. From July 1992 through May 1994, Mr. Papazian represented the Company in a wide variety of matters as an attorney with the firm of Mason, Briody, Gallagher & Taylor in Princeton, New Jersey. From February 1990 through June 1992, Mr. Papazian maintained a private law practice concentrating on transactional corporate and regulatory work, and also served as Associate General Counsel to Mercy Medical Center in New York, New York. From November 1986 through February 1990, Mr. Papazian practiced corporate law with the firm of Farrell, Fritz, Caemmerer, Cleary, Barnosky & Armentano in Uniondale, New York. Mr. Papazian has been practicing corporate and regulatory law since 1986, and is admitted to the bar in the States of New Jersey, California, New York and Pennsylvania. Mr. Papazian has an expertise in all aspects of gaming and regulatory law, and is a recognized expert in Native American gaming.

         Until it was sold to Casino Magic Corp. on February 21, 1996, Mr. Davis, Mr. Tracy and Col. Pagano served as executive officers of the Company's wholly owned subsidiary, Crescent City Development Corp. As described above, on July 26, 1995, creditors of Crescent City Capital Development Corp. filed an involuntary Petition for Bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. See "Business-Recent Developments."

         The Company knows of no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

         Cory Morowitz, C.P.A., was appointed the acting Chief Financial Officer of the Company on October 1, 1996. Prior to that time, Mr. Morowitz served as an accounting and financial consultant to the Company. Mr. Morowitz is currently a partner in the accounting and consulting firm of Bernstein, Simpson, Gilbert & Morowitz in Atlantic City, New Jersey. Mr. Morowitz's practice includes providing accounting, consulting and financial advice to the gaming industry.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1996.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth compensation to, earned by, or paid to the Company's Chief Executive Officers, directors and each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officers, who was serving as an executive officer at the end of the fiscal year ended June 30, 1996, and whose annual cash compensation exceeds $100,000.00.

                           Summary Compensation Table


           (a)                (b)        (c)            (d)        (e)           (f)           (g)         (h)          (i)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                           Securities
                            Fiscal                                Other      Restricted    Underlying                   All
        Name and             Year                                Annual         Stock     Options/SARs    LTIP         Other
   Principal Position        Ended     Salary          Bonus  Compensation     Awards      Granted (#)   Payouts   Compensation
--------------------------------------------------------------------------------------------------------------------------------


I.G. Davis, Jr.,             6/30/96  $297,000(2)     $   -0-      $-0-         -0-         1,200,000(3)   -0-           -0-
Chairman and Former          6/30/95  $495,000        $   -0-      $-0-         -0-         1,000,000      -0-           -0-
Chief Executive Officer(1)   6/30/94  $346,287        $400,000     $-0-         -0-         1,000,000      -0-       $100,000(4)

Edward M. Tracy,             6/30/96  $495,000        $  -0-       $-0-         -0-         1,200,000(7)   -0-       $ 41,250(8)
President and Chief          6/30/95  $495,000        $100,000  $76,835(6)      -0-           800,000      -0-           -0-
Executive Officer and        6/30/94  $396,698        $400,000     $-0-         -0-           400,000      -0-           -0-
Chief Operating Officer(5)

                             6/30/96  $260,000(10)    $  -0-       $-0-         -0-           350,000(11)  -0-           -0-
Clinton L. Pagano,           6/30/95  $232,494        $  -0-       $-0-         -0-            50,000      -0-           -0-
Executive Vice President     6/30/94  $127,975        $ 40,000     $-0-         -0-            50,000      -0-           -0-
of Compliance (9)
                             6/30/96  $160,000        $ -0-        $-0-         -0-           200,000(13)  -0-       $ 13,333(14)
William S. Papazian,         6/30/95  $140,000        $ -0-        $-0-         -0-            35,000      -0-       $ 20,000(15)
Senior Vice President        6/30/94  $ 10,000        $ -0-        $-0-         -0-            35,000      -0-           -0-
and General Counsel,
Corporate Secretary (12)
                             6/30/96  $150,000        $ -0-        $-0-         -0-           100,000(19)  -0-           -0-
James F. Ahearn              6/30/95  $125,240        $ 75,000  $60,824(17)     -0-            70,000      -0-           -0-
Vice President and           6/30/94    -0-           $ -0-     $12,500(18)     -0-              -0-       -0-           -0-
Director of Operations
of Capital Gaming
Management Inc.(16)

(1) Mr. Davis was appointed Chief Executive Officer of the Company on January 7, 1993, and became the Chairman of the Company's Board of Directors on February 28, 1993. Mr. Davis resigned as Chief Executive Officer of the Company on May 30, 1995.

(2) Based upon a salary of $297,000 per year contained in an employment agreement, dated May 30, 1995. By letter dated November 1, 1995, Mr. Davis voluntarily agreed to defer all of his compensation until further notice. Accordingly, based upon a yearly salary of $297,000, Mr. Davis was paid $99,000 during fiscal year ended 6/30/95 and has deferred $198,000. Mr. Davis has retained his rights to receive such deferred compensation upon demand.

(3) On January 14, 1996, 2,000,000 stock options exercisable at prices ranging from $1.75 to $5.25 per share were cancelled and replaced with 1,200,000 stock options exercisable at $.50 per share. See "Executive Compensation - Repricing of Stock Options" for details. No other stock options were granted to Mr. Davis during fiscal year ended June 30, 1996.

(4) On February 25, 1994, $100,000 was paid to Mr. Davis as a salary adjustment in lieu of the Company's unfulfilled contractual commitment to spend up to $100,000 on directors' and officers' liability insurance.

(5) Mr. Tracy was appointed President and Chief Operating Officer of the Company on January 7, 1993. Mr. Tracy was appointed Chief Executive Officer of the Company on May 30, 1995.

(6) Payment to cover contractual benefits in relation to 1995 bonus.

(7) On January 14, 1996, 1,200,000 stock options exercisable at $5.25 per share were cancelled and replaced with 1,200,000 stock options exercisable at $.3125 per share. See "Executive Compensation - Repricing of Stock Options" for details. No other stock options were granted to Mr. Tracy during fiscal year ended June 30, 1996.

(8) During the fiscal year ended June 30, 1996, Mr. Tracy was paid $41,250 for accrued contractual benefits.

(9) Mr. Pagano was appointed Executive Vice President of Compliance of the Company on October 17, 1993.

(10) Based on an annual salary of $260,000 earned by Col. Pagano from July 1, 1995 through and including June 30, 1996. By letter agreement, dated November 1, 1995, Col. Pagano agreed to defer $160,000 of his annual salary beginning on that date. Accordingly, $106,667 of Col. Pagano's salary for fiscal year ended June 30, 1996 has been deferred. Col. Pagano has retained his right to receive such deferred compensation upon demand.

(11) On January 14, 1996, the Company cancelled 250,000 stock options with an exercise price of $5.25 per share and replaced them with an identical amount of stock options with an exercise price of $.3125 per share. Also, the Company granted Col. Pagano an additional 100,000 stock options with an exercise price of $.3125 per share. See "Executive Compensation - Repricing of Stock Options" for details. No other stock options were granted to Col. Pagano during fiscal year ended June 30, 1996.

(12) Mr. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994; Senior Vice-President and General Counsel on June 17, 1995; and Corporate Secretary on September 5, 1995.

(13) On January 14, 1996, the Company cancelled 35,000 stock options with an exercise price of $5.25 per share and replaced them with an identical amount of stock options with an exercise price of $.3125 per share. Also, the Company granted Mr. Papazian an additional 165,000 stock options with an exercise price of $.3125 per share. See "Executive Compensation - Repricing of Stock Options" for details. No other stock options were granted to Mr. Papazian during fiscal year ended June 30, 1996.

(14) During the fiscal year ended June 30, 1996, Mr. Papazian was paid $13,333 for accrued contractual benefits.

(15) Amount includes retroactive adjustment for Mr. Papazian's salary increase of $160,000 on January 1, 1995.

(16) Mr. Ahearn was appointed Vice President and Director of Operations of Capital Gaming Management, Inc. ("CGMI") on August 15, 1994. CGMI is the Company's wholly-owned subsidiary engaged in the management and operation of certain Native American gaming facilities.

(17) Mr. Ahearn was paid $18,592 by the Company and $29,732 by CGMI to cover income taxes applicable to 1995 bonuses. Mr. Ahearn was paid $12,500 in consulting fees in fiscal 1995 prior to the commencement of his employment agreement.

(18) Consulting fees.

(19) On January 14, 1996, the Company cancelled 65,000 stock options with an exercise price of $5.25 per share and replaced them with an identical amount of stock options with an exercise price of $.3125 per share. Also, the Company granted Mr. Ahearn an additional 35,000 stock options with an exercise price of $.3125 per share. See "Executive Compensation - Repricing of Stock Options" for details. No other stock options were granted to Mr. Ahearn during fiscal year ended June 30, 1996.

Option/SAR Grants in the Fiscal Year Ended June 30, 1996

The following table sets forth information with respect to stock options granted during the fiscal year ended June 30, 1996 to each of the executive officers named in the Summary Compensation Table. No stock options were granted with an exercise price less than fair market value, as determined under the Company's 1990 Stock Option Plan, as amended.

        (a)                        (b)                (c)                 (d)                 (e)            (f)            (g)
------------------------------------------------------------------------------------------------------------------------------------

                                Number of                                                                Potential Realizable Value
                               Securities         % of Total                                                 at Assumed Rates of
                               Underlying        Options/SARs                                             Stock Price Appreciation
                              Options/SARs   Granted to Employees     Exercise or                              for Option Term
       Name                    Granted (#)    in Fiscal Year (1)   Base Price ($/Sh)    Expiration Date    5% ($)           10% ($)
------------------------------------------------------------------------------------------------------------------------------------


I.G. Davis, Jr.               1,200,000 (2)          35.0%               $0.50              7/14/01        $ - 0 -          $ - 0 -

Edward M. Tracy               1,200,000 (3)          35.0%              $.3125              7/14/01        $ - 0 -          $ - 0 -

Col. Clinton L. Pagano          350,000 (4)          10.2%              $.3125              7/14/01        $ - 0 -          $ - 0 -

William S. Papazian             200,000 (5)           5.8%              $.3125              7/14/01        $ - 0 -          $ - 0 -

James F. Ahearn                 100,000 (6)           2.9%              $.3125              7/14/01        $ - 0 -          $ - 0 -


(1) Based on 3,425,000 stock options granted to employees during the fiscal year ended June 30, 1996 including (i) 2,970,000 options that were granted on January 14, 1996 to replace 2,970,000 options that were cancelled on the same day (see "Executive Compensation - Repricing of Stock Options" for details) and (ii) 455,000 other options that were granted in fiscal year ended June 30, 1996.
(2) These stock options were granted to Mr. Davis on January 14, 1996 when 1,200,000 stock options were cancelled at exercise prices ranging from $1.75 to $5.00, and repriced at $.3125. No other stock options were granted to Mr. Davis during the fiscal year ended June 30, 1996.
(3) These stock options were granted to Mr. Tracy on January 14, 1996 when 1,200,000 stock options were cancelled at an exercise price of $5.25, and repriced at $.3125. No other stock options were granted to Mr. Tracy during the fiscal year ended June 30, 1996.
(4) This amount consists of 100,000 stock options which were granted to Mr. Pagano on January 14, 1996, and 250,000 stock options which were cancelled at an exercise price of $5.25, and repriced at $.3125 on that same date. No other stock options were granted to Mr. Pagano during fiscal year ended June 30, 1996.
(5) This amount consists of 165,000 stock options which were granted to Mr. Papazian on January 14, 1996, and 35,000 stock options which were cancelled at an exercise price of $5.25, and repriced at $.3125 on that same date. No other stock options were granted to Mr. Papazian during fiscal year ended June 30, 1996.
(6) This amount consists of 65,000 stock options which were granted to Mr. Ahearn on January 14, 1996, and 35,000 stock options which were cancelled at an exercise price of $5.25, and repriced at $.3125 on that same date. No other stock options were granted to Mr. Ahearn during fiscal year ended June 30, 1996.

Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 1996, and June 30, 1996 Option/SAR Values


     (a)                       (b)               (c)                       (d)                       (e)
-------------------------------------------------------------------------------------------------------------------

                                                                 Number of Securities
                                                                Underlying Unexercised       Value of Unexercised
                                                                     Options/SARs            In-the-Money Options/
                          Shares Acquired                            at FY-End (#)            SARs at FY-End ($)
Name                      on Exercise(#)  Value Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------


I.G. Davis, Jr.                 -0-               N/A                 0/1,200,000(1)                 $0.00/0.00

Edward M. Tracy                 -0-               N/A                 0/1,200,000(2)                 $0.00/0.00

Clinton L. Pagano               -0-               N/A                   0/350,000(3)                 $0.00/0.00

William S. Papazian             -0-               N/A                   0/200,000(4)                 $0.00/0.00

James F. Ahearn                 -0-               N/A                   0/100,000(5)                 $0.00/0.00

(1) All of Mr. Davis' options designated in this table as unexercisable as of June 30, 1996, became exercisable on July 14, 1996 pursuant to the terms of the repricing of certain stock options on January 14, 1996. See "Executive Compensation - Repricing of Stock Options" for details.

(2) All of Mr. Tracy's options designated in this table as unexercisable as of June 30, 1996, became exercisable on July 14, 1996 pursuant to the terms of the repricing of certain stock options on January 14, 1996. See "Executive Compensation - Repricing of Stock Options" for details.

(3) All of Mr. Pagano's options designated in this table as unexercisable as of June 30, 1996, became exercisable on July 14, 1996 pursuant to the terms of the repricing of certain stock options on January 14, 1996. See "Executive Compensation - Repricing of Stock Options" for details.

(4) All of Mr. Papazian's options designated in this table as unexercisable as of June 30, 1996, became exercisable on July 14, 1996 pursuant to the terms of the repricing of certain stock options on January 14, 1996. See "Executive Compensation Repricing of Stock Options" for details.

(5) All of Mr. Ahearn's options designated in this table as unexercisable as of June 30, 1996, became exercisable on July 14, 1996 pursuant to the terms of the repricing of certain stock options on January 14, 1996. See "Executive Compensation - Repricing of Stock Options" for details.

Long-Term Incentive Plan ("LTIP") Awards

        The Company does not have, and has made no award under, any compensation plan constituting a "long-term incentive plan" (as that term is defined under SEC Regulations). The Company's 1990 Stock Option Plan, as amended, is not a "long-term incentive plan" as that term is defined under SEC Regulations. Information pertaining to the Company's 1990 Stock Option Plan, as amended, is provided elsewhere in this report.

Defined Benefits or Actuarial Plan

        The Company does not have, and has made no award under, any defined benefit plan or actuarial plan.

Compensation of Directors

        Directors receive no fees for serving as members of the Company's Board of Directors, but are reimbursed for their expenses in connection with their attendance at each Board meeting.

        I.G. Davis, Jr., Edward M. Tracy and Col. Clinton L. Pagano are directors of the Company and also employees of the Company, and are compensated as employees under the terms of employment agreements discussed in this report and described in the Summary Compensation Table hereinabove.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

        The Company entered into an employment agreement with I.G. Davis, Jr., Chairman and former Chief Executive Officer on May 30, 1995 (the "1995 Davis Agreement") which agreement provides for, among other things, a three-year term commencing May 30, 1995 and automatic one-year extensions; annual salary at the rate of $297,000 per year; additional incentive compensation equal to 60% of any incentive compensation awarded to the Company's Chief Executive Officer; one year's severance pay in the event of termination of the 1995 Davis Agreement by the Company due to a failure by Mr. Davis to obtain or retain a necessary regulatory permit, license or approval; upon a termination without cause by the Company, the Company is obligated to pay Mr. Davis in specified increments the present value of (x) all salary which would have been earned but for such termination without cause for a period of three years commencing on such termination date plus (y) three times Mr. Davis' incentive compensation for the last full fiscal year preceding such termination. In the event of a change in control (as defined in the 1995 Davis Agreement) Mr. Davis has the right to terminate the agreement and become entitled to the payments described above with respect to a termination without cause, subject to specified limitations. The 1995 Davis Agreement includes a nine-month noncompetition covenant and customary confidentiality covenant. In the event the Company does not obtain specified Director and Officer liability insurance, the Company is obligated to pay Mr. Davis $100,000 a year. On November 1, 1995, Mr. Davis voluntarily agreed to defer and accrue payment of his salary until such time as he notifies the Company otherwise. Mr. Davis reserved his right to receive such deferred salary provided for by the terms of the 1995 Davis Agreement. All terms of Mr. Davis' prior employment agreement remain unchanged.

        The Company entered into an employment agreement with Edward M. Tracy, President, Chief Executive Officer and Chief Operating Officer on May 30, 1995 (the "1995 Tracy Agreement") which agreement provides for, among other things, a three-year term commencing May 30, 1995 and automatic one-year extensions; annual salary at the rate of $495,000 per year; incentive compensation as determined by the Executive Compensation Committee of the Company's Board of Directors; one year's severance pay in the event of termination of the 1995 Tracy Agreement by the Company due to a failure by Mr. Tracy to obtain or retain a necessary regulatory permit, license or approval. Upon a termination without cause by the Company, the Company is obligated to pay Mr. Tracy, in specified increments, the present value of (x) all salary which would have been earned but for such termination without cause for a period of three years commencing on such termination date plus (y) three times Mr. Tracy's incentive compensation for the last full fiscal year preceding such termination. In the event of a change in control (as defined in the 1995 Tracy Agreement) Mr. Tracy has the right to terminate the agreement and become entitled to the payments described above with respect to a termination without cause, subject to specified limitations. The 1995 Tracy Agreement includes a nine-month noncompetition covenant and customary confidentiality covenant. In the event the Company does not obtain specified Director and Officer liability insurance, the Company is obligated to pay Mr. Tracy $100,000 a year.

        Col. Clinton L. Pagano (retired) is a director of the Company and also acts as the Company's Executive Vice President of Compliance. He is compensated pursuant to a three-year employment agreement with the Company dated October 17, 1993 providing for an annual salary of $150,000. As of October 1, 1994, Col. Pagano's Employment Agreement was amended by resolution of the Board of Directors to provide for a current annual salary of $260,000. In the event of a change of control of the Company, Col. Pagano's employment agreement provides that the Company, and any successors, will continue to honor and be bound by the agreement. During the duration of the employment agreement, the Company (or its successor) is obligated to continue to pay a level of compensation not less than the level applicable on the change of control date, fully perform the Company's obligations on the change of control date, and continue benefit programs in effect on the change of control date. Col. Pagano's employment agreement provides that it may be terminated without cause upon 90 days' notice, in which event the Company will be obligated to continue his salary and benefits for the balance of the agreement, or 90 days, whichever is longer. In the event of the death or disability of Col. Pagano, compensation will continue for a period of six months following the occurrence of such an event. On November 1, 1995, Col. Pagano voluntarily agreed to defer and accrue $160,000 per year of his $260,000 per year salary until such time as he notifies the Company otherwise. Col. Pagano reserved his right to receive the deferred salary. All terms of Col. Pagano's prior employment agreements remain unchanged.

         The Company entered into an employment agreement with William S. Papazian, Senior Vice President and General Counsel, Corporate Secretary on May 17, 1996 which agreement provides for, among other things, a three year term commencing on June 1, 1996 with automatic one-year extensions; annual salary of $160,000 which is subject to an increase in connection with the Company's restructuring; incentive compensation as determined by the Executive Compensation Committee of the Company's Board of Directors; one year's severance pay in the event of termination of the agreement by the Company due to a failure by Mr. Papazian to obtain or retain a necessary regulatory permit, license or approval. Upon a termination without cause by the Company, the Company is obligated to pay Mr. Papazian, in specified increments, the present value of (x) all salary which would have been earned but for such termination without cause for a period of three years commencing on such termination date plus (y) three times Mr. Papazian's incentive compensation for the last full fiscal year preceding such termination. In the event of a change in control, Mr. Papazian has the right to terminate the agreement and become entitled to the payments described above with respect to a termination without cause, subject to specified limitations. The agreement includes a customary confidentiality covenant.

        James F. Ahearn, Vice President and Director of Operations of Capital Gaming Management, Inc. ("CGMI"), entered into a two-year employment agreement with CGMI effective as of August 15, 1996, providing for an annual salary of $150,000. Mr. Ahearn's salary is paid entirely by CGMI. In the event of a change of control of CGMI, Mr. Ahearn's employment agreement provides that CGMI, and any successors, will continue to honor and be bound by the agreement. During the duration of the employment agreement, CGMI (or its successor) is obligated to continue to pay a level of compensation not less than the level applicable on the change of control date, fully perform CGMI's obligations on the change of control date, and continue benefit programs in effect on the change of control date. Mr. Ahearn's employment agreement provides that it may be terminated without cause upon 60 days' notice in which event CGMI will be obligated to continue his salary and benefits for the balance of the agreement or 60 days, whichever is longer. Under certain circumstances, Mr. Ahearn's employment agreement may be terminated with cause. In the event of disability or death of Mr. Ahearn, compensation will continue for a period of six months following the occurrence of such event.

Repricing of Stock Options

        On January 14, 1996, the Executive Compensation Committee of the Board of Directors recommended that the Company reprice certain existing stock options and grant new stock options to provide incentives to management in the absence of salary raises, cash bonuses and other incentives. The Executive Compensation Committee determined that the then existing stock options having exercise prices significantly above the current market price of the Company's Common Stock would not provide adequate performance incentives to executives and, therefore, such stock options needed to be repriced at lower exercise prices. Accordingly, the Company repriced existing stock options, and granted new stock options, with exercise prices of 195% of the then fair market value of the Company's stock. I.G. Davis, Jr.'s stock options, however, were repriced at approximately 300% of the then fair market value of the Company's stock. The repriced options and new options are otherwise identical to the cancelled options.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

        The Company's Executive Compensation Committee consists of Robert B. Runyon and Thomas P. Gallagher. The Executive Compensation Committee is responsible for setting all Company policies with respect to compensation of executive officers and directors, as well as for determining changes to the compensation level of such officers and directors. Following an extensive review of the Company's existing compensation practices, the Executive Compensation Committee presented a report to the Board of Directors on January 14, 1996 which recommended the repricing of stock options held by existing executives to provide incentives for the Company's management. See "Executive Compensation - Repricing of Stock Options" for details.

        Mr. Runyon is a consultant to the Company for all compensation related matters. During Mr. Runyon's career, he has served as an officer to such corporations as ITT Corporation, ITT Grinnell, BP Oil Corporation and F. W. Woolworth in the areas of organization, business planning and administration. Mr. Runyon presently serves as a member of the Board of Directors and consultant to several corporations and provides consulting services in the areas of strategy, business planning, human resources and administrative systems. Mr. Gallagher is a partner in the law firm of Gallagher, Briody & Butler, the Company's outside counsel.

        The Company is not aware of any relationship whereby (i) an executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board) of the Company; or (iii) an executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT


        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 1, 1996: (i) by each person who was known by the Company to be a beneficial owner of more than five percent (5%) of the Company's outstanding Common Stock; (ii) by all directors and nominees; (iii) by each of the named executive officers of the Company (as that term is defined in Item 402(a)(3) of Regulation S-K); and (iv) by all directors and executive officers of the Company as a group. Percentage of class is calculated on the basis of 19,329,574 shares outstanding as of September 1, 1996, except that shares underlying options currently vested and options exercisable within 60 days are deemed to be outstanding for purposes of calculating the beneficial ownership of securities owned by the holder of such options.


Name and Address of                               Amount and Nature of Beneficial
Beneficial Owner(1)(2)                       Ownership                                                Percentage of Class
I.G. Davis, Jr.                                             1,250,000 (3)                                     6.07%

Edward M. Tracy                                             1,200,000 (4)                                     5.85%

Col. Clinton L. Pagano                                        350,000 (5)                                     1.78%

William S. Papazian                                           200,000 (6)                                     1.02%

James F. Ahearn                                               100,000 (7)                                       *

Directors and Executive Officers As a                       3,100,000 (8)                                    14.27%
Group (5 persons)

*       Less than 1% of the Company's outstanding Common Stock.

(1) Each of the parties listed above has sole voting and investment power over the shares owned.

(2) The address of each beneficial owner named in this table, unless otherwise noted, is: c/o Capital Gaming International, Inc., Bayport One, Suite 250, 8025 Black Horse Pike, West Atlantic City, New Jersey 08232

(3) Consists of Common Stock underlying the following immediately exercisable stock options: (a) 1,200,000 stock options which were repriced on January 14, 1996 (see "Executive Compensation-Repricing of Stock Options" for details), plus (b) 50,000 stock options originally granted to Frank N. Gelb, to which Mr. Gelb has granted a proxy to Mr. Davis.

(4) Represents Common Stock underlying 1,200,000 immediately exercisable stock options which were repriced on January 14, 1996 (see "Executive Compensation-Repricing of Stock Options" for details).

(5) Represents Common Stock underlying 350,000 immediately exercisable stock options which were repriced on January 14, 1996 (see "Executive Compensation-Repricing of Stock Options" for details).

(6) Represents Common Stock underlying 200,000 immediately exercisable stock options which were repriced on January 14, 1996 (see "Executive Compensation-Repricing of Stock Options" for details).

(7) Represents Common Stock underlying 100,000 immediately exercisable stock options which were repriced on January 14, 1996 (see "Executive Compensation-Repricing of Stock Options" for details).

(8) Represents Common Stock underlying 3,100,000 immediately exercisable Stock Options.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On February 17, 1994, pursuant to an engagement letter dated July 27, 1993, as amended, between the Company and Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), in consideration for DLJ's services as placement agent in connection with the Company's debt and equity financing, DLJ Capital Corp. was issued a warrant to purchase 1,287,000 shares of Common Stock of the Company, with an exercise price of $6.50 per share, exercisable immediately. Donaldson, Lufkin & Jenrette, Inc., is the parent corporation of DLJ and DLJ Capital Corp. DLJ continues to advise the Company with regard to securities matters. DLJ was paid an aggregate of $6,665,900 in cash in accordance with the engagement letter between the parties for services rendered and disbursements incurred in connection with the Company's debt and equity financing. On June 20, 1995 the Company engaged Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") as its restructuring adviser. Pursuant to the agreement, DLJ shall be entitled to a fee of $50,000 for each thirty (30) day period or portion thereof that DLJ is engaged to render services to the Company payable upon the consummation of any such restructuring transaction. The term of the agreement is from June 20, 1995 to June 20, 1996. DLJ continues to hold warrants that are presently exercisable to purchase 1,287,000 shares of the Company's common stock for approximately 6.24% of the issued outstanding shares of common stock.

                                     PART IV

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      1.      Financial Statements - See the Index to Financial Statements on page F-1.
         2.      Financial Statement Schedules - Schedules begin on page  S-1.
         3.      Exhibits.
         2.1     Stock Purchase Agreement dated March 15, 1993 by and among the Registrant, Bass Leisure Group, Ltd., Bass
                 Leisure Group, Inc. and British American Bingo, Inc.(4)
         2.3     Involuntary Petition for Bankruptcy filed under Chapter 11 of the U.S. Bankruptcy Code against Crescent City
                 Capital Development Corp. dated July 26, 1995.(19)
         2.4     Consent to Entry of Order for Relief filed by Crescent City Capital Development Corp. in Chapter 11 Bankruptcy
                 Case dated July 28, 1995.(19)
         2.5     First Amended Chapter 11 Plan of Reorganization of Crescent City Capital Development Corp. as confirmed by the Bankruptcy Court on January 12, 1996.(20)
         2.6     Second Amended Chapter 11 Plan of Reorganization of Crescent City Capital Development Corp. and First
                 Immaterial Modification, as confirmed by the Bankruptcy Court on April 29, 1996.(21)
         2.7     Stock Purchase Agreement by and among Casino Magic Corp., Jefferson Casino corp., C-M of Louisiana, Inc.,
                 Capital Gaming International, Inc. and Crescent City Capital Development Corp., dated February 21, 1996.(21)
         3.1     Restated Certificate of Incorporation of the Registrant.(15)
         3.2     Bylaws of the Registrant, as amended.(6)
         4.3     Indenture dated February 17, 1994 by and among the Registrant, Crescent City Capital Development Corp., British
                 American Bingo, Inc. and First Trust National Association (without exhibits and schedules).(9)
         4.4     Equity Registration Rights Agreement dated January 20, 1994 by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules)(multiple conformed signatures omitted).(9)
         4.5     Senior Secured Notes Registration Rights Agreement dated February 17, 1994 by and among the Registrant,
                 Crescent City Capital Development Corp., British American Bingo, Inc. and the purchasers who are signatories thereto (without exhibits and schedules)(multiple conformed signatures omitted).(9)
         4.6     Security Agreement dated February 17, 1994 by and among the Registrant, Crescent City Capital Development
                 Corp., British American Bingo, Inc. and First Trust National Association (without exhibits and schedules).(9)
         4.7     Security Agreement dated February 17, 1994 by and between Crescent City Capital Development Corp. and First
                 Trust National Association (without exhibits and schedules).(9)
         4.8     Pledge Agreement dated February 17, 1994 by and between the Registrant and First Trust National Association
                 (without exhibits and schedules).(9)
         4.9     Pledge Agreement dated February 17, 1994 by and between British American Bingo, Inc. and First Trust National
                 Association (without exhibits and schedules).(9)
         4.10    Warrant Agreement dated January 20, 1994 by and between the Registrant and First Trust National Association
                 (without exhibits and schedules).(9)
         4.11    Form of Old Note(11)
         4.12    Form of New Note(11)
         4.13    First Supplemental Indenture dated June 24, 1994 to the Indenture dated February 17, 1994, by and among the
                 Registrant, Crescent City Capital Development Corp., Capital Gaming International Casino Management Division,
                 Inc. (formerly British American Bingo, Inc.) and First Trust National Association (without exhibits).(12)
         4.14    Form of Term Note distributed to Bondholders in exchange for their Consent to the First Supplemental
                 Indenture.(12)
        10.1     1990 Stock Option Plan, as amended.(15)
        10.34    Non-Qualified Stock Option Agreement, dated February 27, 1992 by and between the Registrant and Michael F.
                 Marino.(1)
        10.35    Non-Qualified Stock Option Agreement, dated February 27, 1992 by and between the Registrant and Thomas E.
                 O'Brien.(1)
        10.36    Non-Qualified Stock Option Agreement, dated February 27, 1992 by and between the Registrant and Robert
                 DeFilippis.(1)





        10.38    Non-Qualified Stock Option Agreement, dated June 30, 1992 by and between the Registrant and Hank Johnson.(1)
        10.39    Non-Qualified Stock Option Agreement dated June 30, 1992 by and between the Registrant and Thomas P.
                 Gallagher.(1)
        10.49    Stock Option Agreement dated January 7, 1993 by and between the Registrant and I.G. Davis, Jr.(2)
        10.50    Stock Option Agreement dated January 7, 1993 by and between the Registrant and Edward Tracy.(2)
        10.52    Non-Qualified Stock Option Agreement dated November 23, 1992 by and between the Registrant and Col. Clinton
                 L. Pagano.(2)
        10.53    Non-Qualified Stock Option Agreement dated November 23, 1992 by and between the Registrant and Percival H.E.
                 Leach.(2)
        10.54    Non-Qualified Stock Option Agreement dated January 7, 1993 by and between the Registrant and Thomas P.
                 Gallagher.(2)
        10.55    Non-Qualified Stock Option Agreement dated January 7, 1993 by and between the Registrant and Joel Sterns.(2)
        10.56    Non-Qualified Stock Option Agreement dated January 7, 1993 by and between the Registrant and Frank Gelb.(2)
        10.62    Stock Option Agreement dated January 29, 1993 between  the Registrant and Timothy G. Rose.(3)
        10.70    Stock Option Agreement dated May 7, 1993 between the Registrant and Michael Barozzi.(6)
        10.78    Stock Option Agreement dated September 15, 1993 by and between the Registrant and Peter Liguori.(6)
        10.79    Letter of Intent by and between the Registrant and Republic Corporate Services, Inc. dated April 6, 1993 with
                 Amendments dated June 11, 1993 and June 28, 1993.(6)
        10.80    Escrow Agreement by and between the Registrant and Republic Corporate Services, Inc. dated April 6, 1993 with
                 Amendment dated June 11, 1993.(6)
        10.81    Non-Qualified Stock Option Agreement by and between the Registrant and Republic Corporate Services, Inc. dated
                 June 11, 1993.(6)
        10.82    Option and Letter of Intent by and between the Registrant and Republic Corporate Services, Inc. dated August 25,
                 1993.(6)
        10.83    Term Note by and between the Registrant and Joel Sterns dated June 11, 1993.(6)
        10.84    Stock and Option Pledge Agreement by and between the Registrant and Joel Sterns dated June 11, 1993.6
        10.86    Interim Agreement by and between the Board of Commissioners of the Port of New Orleans and Crescent City
                 Capital Development Corporation dated June 29, 1993.(6)
        10.92    Common Stock Purchase Warrant by and between the Registrant and First National Bank of Commerce dated
                 September 1, 1993.(6)
        10.93    Berth Infrastructure Reimbursement Agreement by and between Crescent City Capital Development Corporation and the Board of Commissioners of the Port of New Orleans dated September 1, 1993.(6)
        10.94    Engagement Letter by and between the Registrant and Stephen Edwards, Esq. dated July 20, 1993.(6)
        10.95    Common Stock Purchase Warrant by and between the Registrant and Ladenburg, Thalmann & Co. Inc. dated July
                 22, 1993.(6)
        10.96    Common Stock Purchase Warrant by and between the Registrant and Ronnie Wohl dated July 22, 1993.(6)
        10.97    Common Stock Purchase Warrant by and between the Registrant and Ronald J. Kramer dated July 22, 1993.(6)
        10.98    Common Stock Purchase Warrant by and between the Registrant and Peter M. Graham dated July 22, 1993.(6)
        10.99    Common Stock Purchase Warrant by and between the Registrant and Jay R. Petschek dated July 22, 1993.(6)
        10.100   Common Stock Purchase Warrant by and between the Registrant and Brian M. Gonick dated July 22, 1993.(6)
        10.101   Common Stock Purchase Warrant by and between the Registrant and Thomas M. Ryan dated July 22, 1993.(6)
        10.109   Letter Agreement dated December 2, 1993 by and among the Registrant, Hospitality Franchise Systems, Inc., I. G.
                 Davis, Jr. and John E. Dell.(7)
        10.110   Amended and Restated Agreement dated January 13, 1994 by and between the Registrant and Bender Shipyard, Inc.(8)
        10.111   Purchase Agreement dated January 20, 1994 by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted).(10)
        10.112   Amendment to Purchase Agreement dated February 3, 1994 by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted).(10)
        10.113   Purchase Agreement dated January 20, 1994 by and between the Registrant and Hospitality Franchise Systems, Inc.
                 (without exhibits and schedules).(10)
        10.114   Amendment to Purchase Agreement dated February 17, 1994 by and among the Registrant, Hospitality Franchise
                 Systems, Inc. and Samuel Levine (without exhibits and schedules).(10)





        10.115   Purchase Agreement dated January 20, 1994 by and between the Registrant and MJM Partners, L.P. (without exhibits and schedules).(10)
        10.116   Purchase Agreement dated January 20, 1994 by and between the Registrant and MJM International Limited (without exhibits and schedules).(10)
        10.117   Purchase Agreement dated March 1, 1994 by and between the Registrant and MJM Partners, L.P. (without exhibits and schedules).(10)
        10.118   Purchase Agreement dated March 1, 1994 by and between the Registrant and MJM International Limited (without exhibits and schedules).(10)
        10.119   Cash Collateral and Disbursement Agreement dated February 17, 1994 by and among the Registrant, Crescent
                 City Capital Development Corp., British American Bingo, Inc., First Trust National Association and First
                 National Bank of Commerce (without exhibits and schedules).(10)
        10.120   Marketing Services Agreement dated February 17, 1994 by and between the Registrant and HFS Gaming Corp.
                 (without exhibits and schedules).(10)
        10.122   Amendment to Option Letter of Intent dated December 15, 1993 by and between the Registrant and Republic
                 Corporate Services, Inc.(11)
        10.123   Agreement of Purchase and Sale dated April 26, 1994 by and among New Orleans 2000 Partnership, Crescent City
                 Capital Development Corp. and Grand Palais Riverboat, Inc.(11)
        10.125   Loan and Security Agreement dated February 17, 1994 by and between the Registrant and Republic Corporate
                 Services, Inc.(11)
        10.126   $5,000,000 Note dated February 17, 1994 from Republic Corporate Services, Inc. to Registrant(11)
        10.127   Letter Agreement dated May 4, 1994 by and between the Registrant and Republic Corporate Services, Inc.(11)
        10.128   $19,000,000 Note from the Registrant to Republic Corporate Services, Inc.(11)
        10.130   First Amendment dated June 24, 1994 to the Cash Collateral and Disbursement Agreement dated February 17,
                 1994, by and among the Registrant, Crescent City Capital Development Corp., Capital Gaming International
                 Casino Management Division, Inc. (formerly British American Bingo, Inc.), First Trust National Association
                 and First National Bank of Commerce.(12)
        10.131   Agreement to Purchase and Sell dated June 30, 1994 by and between River City Joint Venture and The Alabama
                 Great Southern Railroad.(12)
        10.132   Term Note by River City Joint Venture to New Orleans 2000 Partnership dated July 13, 1994.(13)
        10.133   Assignment of Agreement and Sale dated July 13, 1994.(13)
        10.134   Mortgage and Assignment of Leases and Rentals by River City Joint Venture in favor of New Orleans 2000
                 Partnership dated July 13, 1994.(13)
        10.135   Amended and Restated Partnership Agreement between Grand Palais Riverboat, Inc. and Crescent City Capital
                 Development Corp. dated July 7, 1994.(13)
        10.136   First Amendment dated June 1, 1994 to the Marketing Services Agreement dated February 17, 1994 by and between the Registrant and HFS Gaming Corp.(14)
        10.137   Amendment effective as of October 1, 1994, to the Executive Employment Agreement effective as of October 17,
                 1993, by and between the Registrant and Clinton L. Pagano.(16)
        10.139   Stock Option Agreement dated June 2, 1994, by and between Registrant and William S. Papazian.
        10.143   Stock Option Agreement dated August 24, 1994 by and between Registrant and James F. Ahearn.
        10.144   Letter Amendment to Warrant Agreements by and between Registrant, Ladenberg, Thalmann & Company, Inc., and certain affiliates, dated October 11, 1994 (without exhibits).(16)
        10.145   Construction Agreement by and between Crescent City Capital Development Corp., Grand Palais Riverboat, Inc.,
                 and Grimaldi Construction, Inc., dated October 25, 1994 (without exhibits).(17)
        10.146   Stock Purchase Agreement by and between Registrant, Fidelity Galileo Fund, L.P., and Fidelity Copernicus Fund,
                 L.P., dated as of March 30, 1995.(18)
        10.147   Registration Rights Agreement by and between Registrant, Fidelity Galileo Fund, L.P., and Fidelity Copernicus
                 Fund, L.P., dated as of March 30, 1995.(18)
        10.148   Riverboat Casino Operating Agreement by and between Crescent City Capital Development Corp. and River Marine
                 Services, Inc., dated as of January 13, 1995.(18)
        10.152   Promissory Note dated March 27, 1995 between Crescent City Capital Development Corp. and First National Bank
                 of Commerce.(18)




         10.153   Commercial Guaranty dated March 27, 1995 between Registrant and First National Bank of Commerce.(18)
         10.154   Credit Agreement dated March 10, 1995 by and among River City Joint Venture, Crescent City Capital
                  Development Corp., Grand Palais Riverboat, Inc., and First National Bank of Commerce.(18)
         10.155   Promissory Note dated March 10, 1995 between River City Joint Venture and First National Bank of
                  Commerce.(18)
         10.156   Mortgage dated March 9, 1995 between River City Joint Venture and First National Bank of Commerce, relating to certain property owned by the River City Joint Venture (the "Orange Street Parcels").(18)
         10.157   Mortgage dated March 9, 1995 between River City Joint Venture and First National Bank of Commerce, relating to certain property owned by the River City Joint Venture (the "Cusimano Parcels").(18)
         10.162   Employment Agreement dated May 30, 1995 by and between the Registrant and Edward Tracy.(19)
         10.163   Employment Agreement dated May 30, 1995 by and between the Registrant and I.G. Davis, Jr.(19)
         10.167   Buy-Out Agreement dated September 1, 1995 by and among Registrant, Capital Gaming Management, Inc. and the
                  Cow Creek Band of Umpqua Tribe of Indians.(19)
         10.168   Amendments to the January 13, 1994 Amended and Restated Riverboat Construction Agreement by and between the
                  Registrant, Crescent City Capital Development Corp. and Bender Shipyard, Inc. dated October 19, 1994,
                  February 3, 1995, and February 9, 1995.(19)
         10.169   First Preferred Ship Mortgage by Crescent City Capital Development Corporation in favor of First Trust
                  National Association dated March 23, 1995.(19)
         10.170   Engagement Agreement between Registrant and Donaldson, Lufkin & Jenrette dated June 20, 1995.(19)
         10.171   Employment Agreement dated May 17, 1996 by and between Registrant and William S. Papazian.#
         11.0     Computation of Earnings Per Share - Included on Page S-2.#
         12.0     Computation of Ratio of Earnings to Fixed Charges - Included on Page S-3.#
         27.      Financial Data Schedule#


---------------
#       Filed herewith.

1 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 28, 1992.

2 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Post-Effective Amendment No. 5 to the Registration Statement on Form S-1, File No. 33-36618, declared effective by the Securities and Exchange Commission on November 21, 1990.

3 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Post-Effective Amendment No. 6 to the Registration Statement on Form S-1, File No. 33-36618, declared effective by the Securities and Exchange Commission on November 21, 1990.

4 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Post-Effective Amendment No. 8 to the Registration Statement on Form S-1, File No. 33-36618, declared effective by the Securities and Exchange Commission on November 21, 1990.

5 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 1993.

6 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 28, 1993.

7 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 1994.

8 Incorporated by reference to the exhibit numbered 10.109 filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 1994.

9 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1994.

10 Incorporated by reference to the exhibits numbered 10.110, 10.111, 10.112, 10.113, 10.114, 10.115, 10.116, 10.117, 10.118 and 10.119,
        respectively, filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 1994.

11 Incorporated by reference to the exhibits with the same number, filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-79082, which was filed with the Securities and Exchange Commission on May 18, 1994.

12 Incorporated by reference to the exhibits with the same number, filed in connection with the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, File No. 33-79082, which was filed with the Securities and Exchange Commission on July 11, 1994.

13 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1994.

14 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1, File No. 33-79082, which was filed with the Securities and Exchange Commission on August 11, 1994.

15 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Form 10-K filed with the Securities and Exchange Commission on September 28, 1994.

16 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Registration Statement on Form S-1, File No. 33-86094, which was filed with the Securities and Exchange Commission on November 7, 1994.

17 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, File No. 33-86094, which was filed with the Securities and Exchange Commission on November 15, 1994.

18 Incorporated by reference to the exhibit with the same number filed in connection with the Registration Statement on Form S-1, File No. 33-91024, which was filed with the Securities and Exchange Commission on April 7, 1995.

19 Incorporated by reference to the exhibit with the same number filed in connection with the Registrant's Form 10-K filed with the Securities and Exchange Commission on October 12, 1995.

20 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 1996.

21 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Form 10-Q filed with the Securities and Exchange Commission on May 10, 1996.

(b) Reports on Form 8-K.

        No Current Reports on Form 8-K were filed for the fourth quarter of the fiscal year ended June 30, 1996.

                       CAPITAL GAMING INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Independent Auditor's Report. ...........................................  F-2

Consolidated Balance Sheets as of June 30, 1996 and 1995.................  F-3

Consolidated Statements of Operations for the years ended
    June 30, 1996, 1995 and 1994.........................................  F-5

Consolidated Statement of Changes in Stockholders' Equity
    for the years ended June 30, 1996, 1995 and 1994.....................  F-7

Consolidated Statements of Cash Flows for the years
    ended June 30, 1996, 1995 and 1994...................................  F-8

Notes to Consolidated Financial Statements...............................  F-12

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Capital Gaming, International, Inc.
 West Atlantic City, New Jersey

         We have audited the accompanying consolidated balance sheets of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' [deficit], and cash flows for each of the three fiscal years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the financial statements, effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, one of the Company's subsidiaries ceased operations and was sold primarily because of the failure of its gaming operations to generate sufficient revenue to satisfy operating costs. The Company has also suffered recurring losses from, operations, has a working capital deficit of approximately $117,000,000, and has a stockholders' deficit of approximately $99,000,000. The Company has not been able to satisfy its debt obligations and consequently is in default on substantially all of its debt. Additionally, the Company is a party to various legal and other actions as a result of the cessation of certain operations and defaults on debt as described above. The ultimate liability resulting from those matters cannot presently be determined. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including the possible filing by Capital Gaming International, Inc. of a voluntary petition for relief on a pre-negotiated basis under the reorganization provision of Chapter 11 of the U.S. Bankruptcy Code, and its planned restructuring are described in Note 26. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.


Cranford, New Jersey
September 18, 1996

                       CAPITAL GAMING INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,
                                                                       ---------------------------
                                                                       1 9  9 6            1 9 9 5
                                                                       --------            -------
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $ 2,101,624        $ 1,187,241
  Cash Held in Escrow [Note 3]                                            500,000               --
  Interest Receivable                                                     616,619            587,489
  Native American Management Fees and Expenses Receivable                 666,672          1,996,096
  Current Portion - Native American Loan Receivable [Note 14]           3,696,165         11,029,694
  Notes Receivable [Note 3]                                            35,000,000               --
  Prepaid Expenses and Other  Current Assets                              206,327            212,883
                                                                      -----------        -----------

TOTAL CURRENT ASSETS                                                   42,787,407         15,013,403
                                                                      -----------        -----------
ASSETS HELD FOR SALE, net [Note 3 and 6]                                     --           40,660,974

FURNITURE, FIXTURES AND EQUIPMENT, net [Note 12]                          127,053            140,667

OTHER ASSETS:
  Restricted Cash [Note 4]                                                   --            4,063,558
  Native American Loan Receivable [Note 14]                             7,629,720         11,323,830
  Investments in Native American Management Agreements,
    net of accumulated amortization of $1,290,273 and
    $566,559 [Note 13]                                                  2,677,053          3,294,550
  Deferred Financing Costs,(net of accumulated amortization of
    $3,303,686 and $1,873,055)  [Note 10]                               6,212,978          7,643,608
  Deposits and Other Assets                                               188,175            370,654
  Goodwill, (net of accumulated amortization of
    $110,760 and $70,510) [Note 9]                                        425,784            466,059
                                                                      -----------        -----------

TOTAL OTHER ASSETS                                                     17,133,710         27,162,259
                                                                      -----------        -----------

TOTAL ASSETS                                                          $60,048,170        $82,977,303
                                                                      ===========        ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                     June 30,
                                                                           ----------------------------
                                                                           1 9 9 6              1 9 9 5
                                                                           -------              -------
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                $   9,180,321         $  12,275,745
  Accrued Professional Fees                                                1,916,880             1,920,610
  Accrued Interest                                                        23,277,243             6,505,172
  Notes Payable - Current Maturity                                         1,289,390             1,683,007
  Bank Line of Credit [Note 3 and 21]                                      2,000,000             2,000,000
  Bondholder Consent Fee Note [Note 3]                                     1,350,000             1,350,000
  Proportionate Share of Losses in Joint Venture
    in Excess of Investment and Advances [Note 6 and 7]                         --               9,794,726
  11.5% Senior Secured Notes Payable - net of $8,000,000 face
   Treasury Bonds and  unamortized Original Issue Discount of
   $2,979,588 and $3,622,821 [Notes 4, 5, 8 and 10]                      124,020,412           123,377,179
  Funds Held by Trustee for Senior Secured Noteholders [Note 4]          (22,488,686)                 --
  Unsecured 11.5% Term Note Payable [Note 3]                              19,000,000                  --
                                                                       -------------         -------------
TOTAL CURRENT LIABILITIES                                                159,545,560           158,906,439

LONG-TERM DEBT:
  Unsecured 11.5% Term Note Payable [Note 3]                                    --              19,000,000
  Notes Payable - Native American                                               --               1,292,743

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):  [Notes 11 and 15]
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;
    None Issued                                                                 --                    --
  Common Stock, No Par Value, Authorized
    75,000,000 Shares;  Issued and Outstanding
    19,329,574 and 19,329,574 Shares, respectively                        37,617,099            37,617,099

  Additional Paid In Capital                                               7,877,002             7,877,002

  Accumulated  (Deficit)                                                (144,991,491)         (141,715,980)
                                                                       -------------         -------------

TOTAL STOCKHOLDERS' (DEFICIT)                                            (99,497,390)          (96,221,879)
                                                                       -------------         -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' (DEFICIT)                                              $  60,048,170         $  82,977,303
                                                                       =============         =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year  ended June 30,
                                                               -------------------------------------------------------
                                                                  1 9 9 6             1 9 9 5              1 9 9 4
                                                                  -------             -------              -------
REVENUES:
  Native American Casino Management
     Fees [Note 8]                                           $   7,663,059         $   6,440,962         $   1,723,819
COSTS AND EXPENSES
  Salaries, Wages and Related Costs                              2,861,560             4,564,614             3,955,786
  Gaming Development Costs                                           8,464             1,454,905             1,885,988
  Native American Gaming Development Costs                       1,899,475             2,146,481             1,605,424
  Professional Fees                                              1,795,283             6,244,656             3,292,877
  General and Administrative                                     1,270,933             3,654,110             2,597,908
  Write-off of Native American Assets                                 --               1,017,766                  --
  Depreciation and Amortization                                    939,631               398,067               395,344
  Debt Restructuring Fee                                           600,000                  --                    --
  Bondholder Consent Fee and Related Costs [Note 3]                   --                    --               2,847,000
                                                             -------------         -------------         -------------
Total Costs and Expenses                                         9,375,346            19,480,599            16,580,327
                                                             -------------         -------------         -------------
  Loss From Continuing Operations                               (1,712,287)          (13,039,637)          (14,856,508)

Other Income  [Expense]:
  Interest Income                                                1,959,405             2,619,646             1,712,272
  Interest Expense, net of Capitalized Interest                (19,061,910)          (18,225,375)          (11,023,794)
  Gain on Sale of Development Agreement                            220,958                  --                    --
  Sale of Management Contract                                    3,000,000                  --                    --
                                                             -------------         -------------         -------------
Total Other Income [Expense], net                              (13,881,547)          (15,605,729)           (9,311,522)
                                                             -------------         -------------         -------------

Loss From Continuing Operations Before Income Tax              (15,593,834)          (28,645,366)          (24,168,030)

Provision For Income Tax (Expense) Benefit                        (320,645)                 --                 483,738
                                                             -------------         -------------         -------------

Loss From Continuing Operations                                (15,914,479)          (28,645,366)          (23,684,292)

Discontinued Operations:
  Loss From  Discontinued Operations
     [Net of Income Tax][Note 6]                                      --             (18,953,923)                 --

  Gain/[Loss] on Disposal of Discontinued Operations
     [Net of  Income Tax]  [Note 6]                             12,638,968           (69,276,883)                 --
                                                             -------------         -------------         -------------
  Total Discontinued Operations                                 12,638,968           (88,230,806)                 --
                                                             -------------         -------------         -------------

  Net [Loss] Before Extraordinary Item                       $  (3,275,511)        $(116,876,172)        $ (23,684,292)
  Extraordinary Item - Loss on Early
  Extinguishment of Debt [Net of Income Tax] [Note 8]                 --                (832,846)                 --
                                                             -------------         -------------         -------------

  Net [Loss]                                                 $  (3,275,511)        $(117,709,018)        $ (23,684,292)
                                                             =============         =============         =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year  ended June 30,
                                                              ---------------------------------------------
                                                              1 9 9 6             1 9 9 5           1 9 9 4
                                                              -------             -------           -------
EARNINGS [LOSS] PER SHARE:

   Loss  from Continuing Operations                         $      (.82)        $     (1.66)       $     (1.68)
   Loss  from Discontinued Operations                              --                 (1.10)           --
   Gain/[Loss] on Sale of Discontinued Operations                   .66               (4.01)           --
   Extraordinary Item                                              --                  (.05)           --
                                                            -----------         -----------        -----------
   Net [Loss]                                               $      (.16)        $     (6.82)       $     (1.68)
                                                            ===========         ===========        ===========
  Weighted Average Number of Shares Outstanding              19,329,574          17,256,591         14,135,625
                                                            ===========         ===========        ===========



























The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

                                                     Common Stock                      Additional           Accumulated
                                              ---------------------------              ----------           -----------
                                              Shares               Amount                Capital             [Deficit]
                                              ------               ------                -------             ---------
Balance - June 30, 1993                     12,746,326         $   9,224,448         $      22,564        $    (322,670)

  Exercise of Warrants                         860,756             2,025,049                  --                   --

  Repurchase of Common Stock                (2,000,000)           (8,000,000)                 --                   --

  Issuance of Common Stock                   4,912,291            24,711,455                  --                   --

  Issuance of Common Stock
    Purchase Warrants                             --                (474,987)            7,854,438                 --

  Equity Issuance Costs                           --              (1,377,465)                 --                   --

Net Loss Year Ended June 30, 1994                 --                    --                    --            (23,684,292)
                                         -------------         -------------         -------------        --------------
Balance - June 30, 1994                     16,519,373         $  26,108,500         $   7,877,002        $ (24,006,962)

Exercise of Common Stock Options                60,000                80,000                  --                   --

Issuance of Common Stock                       750,000             3,187,500                  --                   --

Issuance of Common Stock in
  Exchange for Debt                          2,000,201             8,241,099                  --                   --

Net Loss Year Ended June 30, 1995                                                                          (117,709,018)
                                         -------------         -------------         -------------        --------------

Balance - June 30, 1995                     19,329,574         $  37,617,099         $   7,877,002        $(141,715,980)

Net Loss Year Ended June 30, 1996                 --                    --                    --             (3,275,511)
                                         -------------         -------------         -------------        --------------

Balance - June 30, 1996                     19,329,574         $  37,617,099         $   7,877,002        $(144,991,491)
                                         =============         =============         =============        =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended June 30,
                                                            ------------------------------------------------
                                                            1 9 9 6              1 9 9 5             1 9 9 4
                                                            -------              -------             -------
OPERATING ACTIVITIES:
  Net [Loss] from Continuing Operations                  $(15,914,479)        $(29,478,212)        $(23,684,292)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Continuing Operations:
      Loss on Early Extinguishment of Debt                       --                832,846                 --
      Loss on Sale of Assets                                    1,303                 --                   --
      [Gain] on Sale of Development Agreement                (220,958)                --                   --
      Write-off of Native American Assets                        --              1,017,766                 --
      Depreciation and Amortization                           939,631              398,067              395,344
      Amortization of Original Issue Discount                 643,233              673,392              249,501
      Amortization of Advances and
        Deferred Financing Costs                            1,430,630            1,441,753              827,787
      Interest Charge in Connection with
        Termination of Warrant                                   --                   --              4,000,000
      Other Non-Cash Charges                                     --                   --              1,625,000

    Changes in Assets and Liabilities -
      Net of Assets and Liabilities Acquired
      [Increase] Decrease in:
        Interest Receivable                                   (29,130)            (150,878)            (436,611)
        Income Taxes Receivable                                  --                486,720              (84,266)
        Prepaid Expenses and Other Current Assets             (58,979)            (193,751)              46,284
        Management Fees and Expenses Receivable             1,329,424           (1,630,974)             (90,141)
        Deposits and Other Assets                               6,163              (44,273)            (226,381)

      Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                   733,599           12,407,884            1,096,331
      Accrued Interest Expense                             16,794,432              331,908            6,173,264
                                                         ------------         ------------         ------------

    Total Adjustments                                      21,569,348           15,570,460           13,576,112
                                                         ------------         ------------         ------------

  Net Cash - Continuing Operations                          5,654,868          (13,907,752)         (10,108,180)

  [Loss] from Discontinued Operations                            --            (18,953,923)                --
  Gain/[Loss] on Sale of Discontinued Operations           12,638,968          (69,276,883)                --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended June 30,
                                                                   -----------------------------------------------------
                                                                     1 9 9 6              1 9 9 5             1 9 9 4
                                                                     -------              -------             -------
    Adjustments to Reconcile [Loss] Gain from
    Discontinued Operations to Net Cash
    Provided by Discontinued Operations:
      Equity in (Gain) Losses of Unconsolidated Affiliate         $  1,262,000          $ 48,388,511         $        --
      Reserve for Port of New Orleans Assets                              --               7,051,500                  --
      Write-off of Impaired Gaming Assets                                 --              23,725,380                  --
      Depreciation and Amortization                                       --               2,807,326                  --
      Adjustments to Basis of Disposed Assets                       (5,980,779)                 --                    --
      [Gain] on Sale of Disposed Assets                            (17,542,802)                 --                    --
      Proceeds from Sale of Discontinued Operations                 15,000,000                  --                    --
      Cash Disbursed to Liquidating Trust                           (4,740,773)                 --                    --
      Repayment of Debtor in Possession
         Financing of CCCD                                          (3,009,227)                 --                    --
      Accrued Expenses due to Liquidating Trust                      7,000,000                  --                    --
      Accrued Expenses on Sale of Discontinued Operations              500,000                  --                    --
                                                                  ------------          ------------         -------------

  Net Cash - Discontinued Operations                                 5,127,387            (6,258,089)                 --
                                                                  ------------          ------------         -------------

  Net Cash - Operating Activities                                   10,782,255           (20,165,841)          (10,108,180)

INVESTING ACTIVITIES:
  Proceeds from Sale of Assets                                         292,240                  --                    --
  Investment in Property and Equipment                                    --             (35,083,517)           (7,773,489)
  Berth Infrastructure Reimbursement (Payments)                           --                 500,000            (3,016,561)
  Proceeds from Sale of Assets                                           1,571               112,500                  --
  Cash Held in Escrow                                                     --                    --              (2,534,939)
  Issuance of Notes Receivable                                            --                    --              (5,000,000)
  Proceeds from Repayment of Notes Receivable                             --                    --               5,000,000
  CMDI Acquisition Payment                                                --                    --                (112,500)
  Cash Acquired with CMDI                                                 --                    --                 196,725
  Advances to Affiliates                                              (335,172)          (37,590,605)           (1,045,025)
  Gaming Asset Purchase                                                   --                    --              (6,540,000)
  Net Transfers (to) from Restricted Cash                            4,063,558            89,398,474           (93,462,032)
  Investments in Management Agreements                                (242,662)           (3,037,193)             (138,307)
  Native American Casino Development Advances                             --                    --              (1,505,988)
  Repayment of Native American Casino
    Development Advances/Loans                                      12,097,137             1,419,958               765,439
  Loans to Tribes                                                   (1,069,498)          (17,261,596)           (1,281,733)
  Cash Held in Escrow                                                 (500,000)                 --                    --
                                                                  ------------          ------------         -------------

  Net Cash - Investing Activities                                 $ 14,307,174          $ (1,541,979)        $(116,448,410)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                                            CAPITAL GAMING INTERNATIONAL, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                               Year ended June 30,
                                                                -------------------------------------------------
                                                                1 9 9 6             1 9 9 5               1 9 9 4
                                                                -------             -------               -------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes                           $        --           $   2,000,000         $ 135,000,000
  Repayment of Equipment/Other Notes                           (1,686,360)             (379,995)          (16,200,000)
  Proceeds from Exercise of Warrants and Options                     --                  80,000             2,025,049
  Proceeds from Common Stock Issuance                                --               3,187,500            24,711,455
  Cash for Debt Issuance Costs                                       --                    --              (8,899,402)
  Proceeds from Bridge Financing                                     --                    --               4,000,000
  Payments to Trustee for Senior Secured Noteholders          (22,488,686)                 --                    --
                                                            -------------         -------------         -------------

  Net Cash - Financing Activities                             (24,175,046)            4,887,505           140,637,102
                                                            -------------         -------------         -------------

  Net Increase in Cash and Cash Equivalents                       914,383           (16,820,315)           14,080,512

Cash and Cash Equivalents - Beginning of Periods                1,187,241            18,007,556             3,927,044
                                                            -------------         -------------         -------------

Cash and Cash Equivalents - End of Periods                  $   2,101,624         $   1,187,241         $  18,007,556
                                                            =============         =============         =============



Supplemental Disclosures of Cash Flow Information:
      Cash paid during the periods for:
        Interest (Net of Amounts Capitalized)               $   2,510,052         $  17,251,844         $   4,322,743
        Income Taxes                                        $     320,645         $        --           $        --











The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing Activities:


         In August 1993, the Company offset a receivable from a company for $300,000 against an obligation to the same company for $300,000.

         In November 1993, the Company issued a note payable for $8,000,000 in exchange for 2,000,000 shares of common stock.

         In December 1993, the Company issued a note payable for $4,000,000 and charged interest expense in lieu of the issuance of warrants to purchase 1,250,000 shares of the Company's common stock.

         In connection with the issuance of debt and equity, the Company also issued detachable purchase warrants. The value of these warrants were charged to deferred financing costs, original issue discount and no par common stock in the amounts of $2,595,387, $4,784,064 and $474,987, respectively, with an offset to paid-in capital.

         The Company capitalized interest of $1,473,522 and $233,645 during the years ended June 30, 1995 and 1994, respectively, related to the construction of the riverboat.

         In connection with the acquisition of all of the common stock of British American Bingo for $2,612,500, the Company acquired on October 1, 1993, assets with a fair value of $3,353,738 and assumed liabilities of $1,546,769. As a result, goodwill of $805,531 was recorded.

         In April 1994, the Company purchased certain gaming assets for $25,540,000 from an entity which held a 28% interest in the future profits of a Company subsidiary. The Company paid cash of $6,540,000 and issued a note for $19,000,000.

         On March 31, 1995, the Company exchanged 1,961,290 shares of Common Stock for $8,000,000 principal amount of Senior Secured Notes outstanding. [See
Note 7].

         The Company's wholly owned subsidiary, CGMI, secured equipment financing of $3,355,745 on behalf of the Native American Tribes whose facilities the Company manages. Such amount is also included in the balance of Native American Loans Receivable at June 30, 1995.

         In May 1996, the Company sold all the outstanding common stock of its wholly owned subsidiary, CCCD, for $50,000,000, plus assumption of equipment liabilities of $6,500,000. The Company received cash of $15,000,000, a note for $35,000,000 and Casino Magic assumed equipment Notes of $6,500,000.

         In May of 1996, the Company, as guarantor, assumed the liability from CCCD of the bank note payable of $2,000,000 to FNBC.

                       CAPITAL GAMING INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


[1] ORGANIZATION AND BUSINESS


         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly owned subsidiary of the Company. The development of the Narragansett Casino Project is conducted through Capital Development Gaming Corp., (CDGC) a wholly owned subsidiary of the Company. The Company previously had an interest in Crescent City Capital Development Corp. ("CCCD"), a wholly owned subsidiary which had a 50% interest in a joint venture riverboat gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). The gaming facility ceased operations in June of 1995 and the River City Joint Venture was terminated in July of 1995. On July 26, 1995 a involuntary bankruptcy petition was filed against CCCD seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Case"). On July 28, 1995 CCCD consented to the entry of an order for relief in the Bankruptcy Case. Since such order, CCCD continued to manage its business and properties as a debtor-in-possession. On May 13, 1996, the Company sold the assets and its remaining interest in CCCD to a wholly owned subsidiary of Casino Magic Corporation (CMC) for cash, notes and the assumption of certain liabilities in an aggregate amount of $56.5 million (see gain on disposal of assets). [See Note 6].

         In order to enter the Native American, riverboat, dockside casino or any other aspect of the gaming industry, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent under Federal, Tribal and (in some cases) state law with respect to Native American gaming. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose delays in licensure, restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. In addition, gaming on Native American lands is extensively regulated, and the terms and conditions of management contracts must be approved by the Tribes and certain regulatory entities. Changes in the interests of principals must be approved, and the Company and certain of its principals must be licensed, by Tribal and, in some cases, state authorities. There can be no assurance that the Company or any of its key personnel will obtain the requisite licenses and approvals of the various state and Tribal gaming commissions and the NIGC in a timely fashion, if at all.

         The Company must also obtain liquor licenses from state regulatory agencies for each of its proposed operations. Rules and regulations in this regard are strict and the loss of such licenses is possible for regulatory violations. The loss or suspension of a liquor license could significantly impact a licensee's operations. Local building, health and fire codes and similar regulations could also impact the Company's operations. Violations of any of such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the Company.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         As a result of CCCD's reorganization and sale, the Company is now focusing all of its efforts on (i) restructuring the Company's debt, (ii) maintaining its remaining gaming management contracts with Native American Tribes, (iii) developing the Narragansett Casino, and (iv) seeking new gaming opportunities. In the event the Company is unable to satisfactorily restructure its debt, the Company may be compelled to seek relief under the reorganization provisions of Chapter 11 of the Bankruptcy Code.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries
- Capital Gaming Management, Inc. and Capital Development Gaming Corp. Intercompany balances and transactions have been eliminated.

         As a result of the bankruptcy and sale of CCCD, the Company ceased to have control of this entity and therefore effective June 30, 1995, Crescent City Capital Development Corp. is presented as a discontinued operation in the financial statements. [See Note 6].

         The payment of principal and interest of the Company's 11.5% Senior Secured Notes due 2001 are unconditionally guaranteed by CGMI. The guarantor is a wholly owned subsidiary of the Company and its guaranty is full, unconditional, joint and several. Summarized financial information for CGMI has been provided in Note 9 to the consolidated financial statements. The non-guarantor subsidiary of the Company, Capital Development Gaming Corp., is inconsequential to the Company as of June 30, 1996.

         Revenue Presentation and Recognition - The revenues recognized in these financial statements from continuing operations are those of CGMI and represent management fees derived primarily from Class III (gaming) facilities in 1996 and 1995 and from Class II (primarily bingo), facilities in 1994. Management fees are recognized as revenue when earned based upon earnings sharing arrangements detailed in the respective management contracts with the Native American Tribes.

         Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates market value.

         Impairment - Certain long term assets of the Company, including Goodwill, Acquired Gaming Assets, and Investments in Native American Management Agreements are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Financial Accounting Standard 121, "Accounting for the Impairment of Long Lived Assets." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 1996 management expects these assets to be fully recoverable based on revised carrying amounts of assets, some of which were substantially written down in 1995. [See Note 3].

         Excess of Purchase Price Over Fair Value of Assets Acquired - Goodwill arising from the CGMI acquisition is being amortized using the straight line method over a period of 20 years.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements


         Original Issue Discount and Deferred Financing Costs - Original issue discount is amortized over the seven year life of the senior secured notes using the straight line method. Costs associated with the issuance of debt are deferred and amortized over seven years using the straight-line method. Amortization is included in "Interest Expense" in the statement of operations. A pro-rata amount of these assets were reduced with the repurchase of $8,000,000 face amount of outstanding notes. [See Note 8].

         Depreciation - Office furniture and fixtures are recorded at cost and depreciated using the straight line method over the estimated useful life - primarily 4 to 8 years.

         Net (Loss) Income Per Share of Common Stock - Net income (loss) per share of common stock is computed on the basis of the weighted average shares of common stock outstanding. The loss per share is computed without consideration for contingently issuable shares underlying stock options and warrants as the effect on earnings per share would be anti-dilutive. Fully diluted and primary earnings per share are the same for all periods presented.

         Reclassifications - Certain reclassifications have been made to prior year financial statements to conform with classifications used in the current year.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

[3] THE NEW ORLEANS RIVERBOAT PROJECT  (Assets Held For Sale)

         The Grand Palais and Crescent City Queen riverboats operating through the River City Joint Venture, in which CCCD held a 50% interest, ceased gaming operations on June 6, 1995 and June 9, 1995, respectively, primarily due to a failure of the gaming operations to generate sufficient revenue to satisfy operating costs. As a result, CCCD became a debtor-in-possession in a case under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "CCCD Reorganization Case"). The Reorganization Case was originally filed as an involuntary Chapter 11 petition on July 26, 1995 and was converted to a voluntary case under Chapter 11 on July 28, 1995. The Grand Palais riverboat and River City Joint Venture's entertainment pavilion and docking facility commenced operations on March 29, 1995 and the Company's Crescent City Queen riverboat commenced operations on April 4, 1995. From the commencement of gaming operations until termination of same on June 9, 1995, CCCD incurred operating losses of approximately $10,061,000. The revenues derived during the period of operation of the River City Joint Venture were approximately 66% below the revenues projected by the Company. As a result of project cost overruns in excess of $30 million and the failure of the River City Casino to generate sufficient revenue to cover operating costs, CCCD determined they could no longer continue funding operating losses. On July 28, 1995, CCCD filed a voluntary petition seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code. [See Note 21]

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Subsequent to and in connection with the bankruptcy proceedings, the Company entered into an agreement with a wholly owned subsidiary of Casino Magic Corp. (CMC) to sell 100% of the stock and substantially all the assets of the Crescent City subsidiary in consideration for the following:

            Notes                                       $35,000,000
            Cash                                         15,000,000
            Assumption of equipment liabilities           6,500,000
                                                        -----------
                                                        $56,500,000

         The $35,000,000 note had an interest rate of 11-1/2% per annum, payable quarterly beginning August 13, 1996. The principal amount of the notes was due no later than May 13, 1999 and was guaranteed by CMC.
The note was paid in full on July 29, 1996.

         The difference between the amounts realized and the investment in the Crescent City subsidiary have been accounted for as a gain from disposal (See
Note 6).

         In connection with the sale, the Company agreed to indemnify the purchaser for any undisclosed liabilities which are discovered within 36 months after the closing. The Company was required to place in escrow $500,000 until May 13, 1997 to partially secure the potential indemnification obligation.

         Purchase of Real Property - Crescent City originally intended to locate the New Orleans Riverboat Project at the Julia Street Wharf in downtown New Orleans. The Partners re-examined that location and decided to move to an alternative site on and adjacent to an approximately 51-acre parcel of riverfront land which is approximately 3/4 mile upriver from the Julia Street Wharf (the "New Orleans 2000 Property"). On June 24, 1994, the holders of the Company's Senior Secured Notes consented to the relocation of the New Orleans Riverboat Project. Pursuant to the consent, the Company paid $1,350,000 on June 30, 1994 and executed a note payable for $1,350,000 due August 1, 1995 in favor of the noteholders. The Company did not make this payment on August 1, 1995, resulting in a default of the Company's Indenture Agreement.

         The Partners acquired title to the New Orleans 2000 Property at a closing on July 14, 1994 (the "Closing"). The Land Purchase Agreement provides for a purchase price of $37,500,000, subject to certain prorations and credits. The purchase price was paid $15,000,000 in cash at Closing and $22,500,000 in the form of a purchase money note and mortgage (the "Mortgage") in favor of the seller which is a first lien on the New Orleans 2000 Property. The Mortgage has a term of five years, provides for quarterly payments of interest at a rate equal to the prime rate as published in the Wall Street Journal, calculated monthly, and requires principal payments from the Riverboat Joint Venture in the amount of $1,500,000 on each anniversary date of the Mortgage, with the remaining principal and accrued interest due at the end of the fifth loan year. Due to failure to make the July 1995 principal payment and interest payments and the occurrence of other conditions, the River City Joint Venture is in default. On July 7, 1995, the seller filed suit. [See Note 5].

         Bank Line of Credit - On March 28, 1995, CCCD entered into a loan agreement with First National Bank of Commerce ("FNBC") which was guaranteed by the Company. Pursuant to the terms of this agreement, CCCD received a $2 million working capital Line of Credit from FNBC for a period of ninety (90) days. In April 1995, this credit facility was utilized to provide CCCD with $2 million used for construction requirements. The Note bears interest at a rate of prime plus 2%. Borrowings against this facility were due June 27, 1995. CCCD

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

was not able to repay the obligation thereby causing a default under the agreement. FNBC has filed suit against Capital Gaming International, Inc. and there is a likelihood that their suit will succeed. The Company has recorded a liability in the amount of $2,500,000 which included the original Note of $2,000,000 plus interest and costs of $500,000. The entire amount was added to the basis of the disposed assets and is included in the gain from disposal. This amount is based upon the estimated amount of judgement arising from litigation related to the Note and accordingly, actual amounts may differ from this estimate in the near term.

         Berth Infrastructure Reimbursement Agreement - CCCD had contemplated locating the New Orleans Riverboat operation at the Julia Street Wharf and in September 1993 entered into a Berth Infrastructure Reimbursement Agreement with the Board of Commissioners of the Port of New Orleans [the "Dock Board"] pursuant to which CCCD agreed to pay for costs of certain interrelated infrastructure improvements in the amount of $7,551,500. The total costs of the berth infrastructure improvements were to be borne equally by CCCD, Grand Palais and one other holder of a preliminary riverboat gaming license. In order to fund its reimbursement obligations to the Port, CCCD had posted a $7,551,500 Stand-by Letter of Credit issued by First National Bank of Commerce ["FNBC"] in New Orleans, Louisiana pursuant to which the Port had the right to draw down on the Stand-by Letter of Credit as work progressed. The Company has also issued a warrant to FNBC to purchase 50,000 shares of the Company's common stock at the exercise price of $9.00 per share.

         In February 1994, CCCD terminated its letter of credit and loan agreement with FNBC by paying $1,179,513 in principal, representing funds disbursed for improvements, and $3,502 in interest to FNBC. Crescent City replaced the letter of credit with an escrow account for the benefit of the Port. As of June 30, 1994, the escrow account held $4,534,939 and a total of $3,016,561 has been disbursed for improvements. The $3,016,561 was recorded as a prepaid rental and was to be amortized over the 10 year term of the berthing agreement with such amortization commencing when the berthing improvements were finished and placed in service. As of June 30, 1995 these assets had been reserved for and were fully disposed of as of June 30, 1996.

         On June 9, 1995, the Dock Board notified CCCD, Grand Palais Riverboat Inc. and River City Joint Venture that each of them were in default of the Terminal and Use Agreement between the Dock Board and the River City Joint Venture for the failure of the River City Joint Venture to operate the terminal as required on a continuous day-to-day basis. On the same day, the Dock Board also notified CCCD that it was in default of its Berthing Agreement as a result of CCCD's closure of its gaming vessel and discontinuance of its day-to-day operations.

         Acquisition of Certain Gaming Related Assets - In developing its Louisiana operations, the Company had reached an agreement, as amended, in principal with Republic Corporate Services, Inc. ("Republic") pursuant to which the parties formed a joint venture in which Republic received 20% of the pre-tax profits and an additional 8% of pre-tax profits (limited to $1,600,000 annually) of CCCD, in return for which the Company received the right to 40% of Republic's pre-tax profits as well as certain consulting, public relations and marketing and marketing support services. Republic granted the Company an option in August 1993 to purchase Republic's profit interest in CCCD for $26 million. The granting of the option required a $300,000 payment to Republic and is included in "Gaming Development Costs" in the Statement of Operations for the year ended June 30, 1994.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Effective April 26, 1994, the Company exercised its option to purchase from Republic their minority interest in the future profits of CCCD. In May 1994, the Company was repaid the loan of $5,000,000, which it made to Republic in February 1994, together with interest of $93,150. The Company then paid $7,000,000 toward the buy-out and executed a promissory note payable to Republic for $19,000,000. As a result of the closing, the Company was entitled to all profits of the New Orleans Riverboat operation.

         The purchase price of $26,000,000 was allocated based on independent appraisal to various gaming assets. On June 30, 1995, management of the Company determined the carrying value of these acquired gaming assets would not have an available future revenue or cash flow stream to support any cost recovery. Hence, effective June 30, 1995, the Company charged to earnings $23,725,000 representing the unamortized balance of the assets. This charge is included in "Loss on Disposal of Discontinued Operations." The amortization for the year ended June 30, 1995 of $1,765,000 is included in "Loss from Discontinued Operations." [See Note 6].

         Term Note Payable - In connection with the buy-out of Republic's profit interest in Crescent City, the Company executed an unsecured promissory note payable to Republic for $19,000,000. The note bears interest at 11.5% per annum and requires semi-annual interest payments in April and October until its maturity on April 26, 2002 when all principal becomes due.

         In October 1994 and April 1995, the Company made each of the required interest payments of this term note totaling $2,185,000. As a result of the cessation of the Company's New Orleans operations on June 9, 1995, and the resultant Chapter 11 Petition filed by the Company's wholly owned subsidiary, CCCD, and other reasons, the Company did not make the required interest payments under the note. As a result, the Company is in default under the note agreement. [See Note 5].

[4]  FUNDS HELD BY TRUSTEE FOR SENIOR SECURED NOTEHOLDERS

         As of June 30, 1996, approximately $22.5 million was held by the Trustee for Senior Secured Noteholders against obligations owed by the Company to the Noteholders in the amount of approximately $124 million. The obligations included Senior Secured Notes - $127 million, consent fee note payable of $1.35 million and accrued interest of approximately $20.7 million. The funds held represent the approximate $7.6 million Muckleshoot loan repayment, $2.8 million net Cow Creek buy-out payment, approximately $.8 million of Cow Creek loan repayment, approximately $3.2 million in unused restricted cash, approximately $1.3 million paid to noteholders from the $2.0 million debtor in possession financing obtained from Mirage in December 1995 and approximately $6.8 million paid to noteholders from the sale of the CCCD subsidiary to Casino Magic, Inc. All such funds were directly paid and/or returned to the Trustee. As management is currently negotiating with the noteholders to restructure the outstanding debt, the specific application of these repayments among the three different noteholder obligations is not known at this time. The balance sheet as of June 30, 1996 therefore reflects approximately $22.5 million as a contra-liability related to Senior Secured Noteholder indebtedness. Interest expense for the year ended June 30, 1996 and total accrued interest as of June 30, 1996 has been recorded based on the total $127 million in outstanding Senior Secured Notes.

         In addition, the trustee held $28.0 million face amount of Notes due from Casino Magic as a result of the sale of CCCD. These Notes are classified in the Balance Sheet as Notes Receivable in the amount of $35.0 million and accrued expenses in the amount of $7.0 million.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

[5]  DEFAULT ON INDEBTEDNESS

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes due 2001 (the "Senior Secured Notes") notified the Company of the occurrence of events of default ("Events of Default") under the Company's Indenture (the "Indenture"). The Senior Secured Notes were guaranteed by the CCCD and CGMI subsidiaries. The Events of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral, as defined in the Company's Indenture, which was pledged to secure repayment of the Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC") - the Company's Collateral Agent - that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Indenture until directed by the Trustee. The Company also failed to make interest payments on its Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Senior Secured Notes on August 1, 1995. Such consent fee was previously incurred to allow the relocation of the Company's New Orleans River City Casino. The Company's failure to make the August 1, 1995 interest and consent payments and the February 1, 1996 interest payment are Events of Default under the Indenture.

         The Company's Indenture also contains certain covenants regarding maintenance of consolidated net worth levels, the maintenance of ratios between earnings before income taxes, depreciation and amortization and certain fixed charges of the Company. As of the date hereof, it does not appear that the Company will be in a position to satisfy many of the financial covenants contained in the Indenture and accordingly the Trustee is in a position to declare further Events of Default with respect to the breach of these financial covenants.

         As a result of the monetary and non-monetary Defaults under the Indenture, the holders of the Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         On June 21, 1995, the New Orleans 2000 Partnership, the mortgagee of real property owned by River City (the "New Orleans 2000 Property"), provided notice of various defaults under its first mortgage to CCCD, River City Joint Venture and Grand Palais. An event of default under this mortgage constitutes an Event of Default under the Indenture.

         In addition, certain of the loan transactions the Company has entered into as a borrower with third-party lenders contain cross-default provisions with the Indenture, including the $2.0 million working capital line of credit from FNBC acquired on March 28, 1995. Accordingly, the Events of Default under the Indenture places the Company in default under such loan transaction.

         In the event that the holders of the Senior Secured Notes exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries will not be able to continue their operations.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

However, the Company does not believe the holders of the Senior Secured Notes will exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American gaming facilities.

[6]  DISCONTINUED OPERATIONS - GAIN ON DISPOSAL OF GAMING ASSETS

         On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. On July 26, 1995, CCCD was involuntarily petitioned for reorganization under Chapter 11 of the Federal Bankruptcy Code by certain creditors. On July 28, 1995, the petition was changed to a voluntary filing. [See Note 3]. On May 13, 1996 the remaining assets of the CCCD subsidiary were sold to a wholly owned subsidiary of Casino Magic, Inc. The Company's wholly owned subsidiary, CCCD, reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. The subsidiary's operating loss for the years ended June 30, 1996 and 1995 approximated $4,903,000 and $17,189,000 respectively. (These losses exclude CCCD's share of the significant write-down for impaired assets incurred by the Joint Venture and $1,765,000 in 1995 in amortization of certain assets of CGI.) The $4,903,000 represents operating losses in excess of those originally anticipated during the phase out period and consists principally of professional fees. Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the years ended June 30, 1996 and 1995 have been segregated and presented in the Statement of Operations as discontinued operations. The gain on disposal of approximately $17,543,000 is comprised of the sale price net of assumed debt of $50,000,000 less repayment of advances from Casino Magic of $989,000, the net assets (assets less liabilities) of the Crescent City subsidiary of $15,207,000, the repayment of the Mirage DIP Financing of $2,020,000, the assumption of the FNBC debt of $2,500,000 and amounts retained by the liquidating trust of $11,741,000. The loss on disposal of discontinued operations for year ended June 30, 1995 of approximately $69,277,000 is comprised of a $38,500,000 charge for impaired assets, charges for the reserve of cash held in escrow and prepaid rent of $2.2 million and $4.8 million, respectively, representing funds escrowed for the Port of New Orleans use and funds already disbursed to the Port of New Orleans and classified as prepaid rent, and the write-off of acquired gaming assets of $23,725,000 recorded by Capital Gaming International, Inc. There are no income taxes associated with the discontinued operations.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Summarized financial information of Crescent City Capital Development Corp. as of and for the years ended June 30, 1996 and 1995 is as follows:

                                                                            1996           1995
                                                                            ----           ----
         Assets:
             Current assets                                                  --        $    210,826
             Riverboat vessel and related equipment                          --          40,660,875
                                                                                       ------------
                                                                             --          40,871,701
                                                                       ==========      ============
         Liabilities:
             Current liabilities                                             --          14,842,835
             Proportionate share of unconsolidated
               affiliates losses in excess of investment                     --          14,178,073
             Due to parent (CGI)                                             --          76,446,880
             Accumulated deficit                                             --         (64,596,087)
                                                                       ----------      ------------
                                                                             --        $ 40,871,701
                                                                       ==========      ============
         Summary of Operations:
             Revenues                                                        --           4,196,171
             Pre-opening expenses                                            --           7,905,785
             Operating expenses                                              --          13,917,431
             Net loss from operations                                        --          17,188,831
             Gain (Loss) on disposal of discontinued operations        12,638,968       (45,551,500)

[7]  INVESTMENT IN UNCONSOLIDATED AFFILIATE

         The River City Joint Venture ("RCJV") was a general partnership formed to develop, own and operate a common berthing terminal from which CCCD and their partner's riverboat casino operated. Crescent City's 50% interest in River City Joint Venture has been accounted for under the equity method. Under this accounting method, CCCD records 50% of the losses incurred by RCJV. CCCD's share of losses of River City Joint Venture included in consolidated accumulated deficit is approximately $49,650,000 and $48,388,000 at June 30, 1996 and 1995 respectively, and represents CCCD's 50% share of losses for the years then ended. It is inclusive of a $38,500,000 charge for the impairment of River City's terminal facility which is discussed below.

         In development of this facility, RCJV recorded approximately $102 million as the cost for the land, building and improvements of the terminal facility. The land is encumbered by a first mortgage held by the seller of the property in the amount of $22.5 million and an additional pledge to First National Bank of Commerce in the amount of $2.5 million. RCJV defaulted on both of these obligations. In accordance with Financial Accounting Standards #121, "Accounting for the Impairment of Long-Lived Assets and the Impairment of Long-Lived Assets to be Disposed of," the RCJV was required to write-down the carrying cost of the land and building to a fair value. As of June 30, 1995, RCJV recorded a charge of $77 million in reducing the carrying cost of these assets down to approximately $25 million, the estimated fair market value. This valuation is deemed to be conservative while representing management's best estimate of a disposal value. Management has considered such factors as the poor performance of the New Orleans gaming market as a whole, the lack of interest in

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

the terminal facility by potential gaming acquirors with which management negotiated for the sale of the riverboat, the structural characteristics of the facility and possible required modifications for use in a non-gaming capacity. Accordingly, CCCD has incurred 50% of the $77 million write-down charge or $38.5 million with such charge included in "Loss on Disposal of Discontinued Operations" in the Statement of Operations for the year ended June 30, 1995. [See Note 6].

         Summarized unaudited financial information for River City Joint Venture as of and for the years ended June 30, 1996 and 1995 is as follows:


Summary of Operations:                         1996                  1995
                                               ----                  ----

      Pre-opening costs                     $      -              $ 9,588,418
      Operating costs                        2,524,000             10,556,663
                                            ----------            -----------
      Net loss from operations               2,524,000             20,145,081
      Write-down of impaired assets                -               77,000,000
                                            ----------            -----------
      Net loss year ended June 30           $2,524,000            $97,145,081
                                            ==========            ===========

[8]  EXCHANGE OF DEBT FOR EQUITY AND PRIVATE PLACEMENT OF COMMON STOCK

         On March 30, 1995, the Company entered into an agreement (the "Fidelity Agreement") with certain funds managed by Fidelity Investments, who held certain of the Company's outstanding Senior Secured Notes (the "Fidelity Funds"). Pursuant to the Fidelity Agreement, the Company issued to the Fidelity Funds, an aggregate of 2,750,201 shares of Common Stock (the "Fidelity Shares") in connection with (i) the exchange of 1,961,290 shares of Common Stock for $8,000,000 aggregate principal amount of Senior Secured Notes owned by the Fidelity Funds, (ii) the payment of accrued interest on the Senior Secured Notes by the issuance of 38,911 shares of Common Stock and (iii) the sale, in a private placement, of 750,000 shares of Common Stock at the purchase price of $4.25 per share, or an aggregate purchase price of $3,187,500 (collectively, the "Fidelity Transaction"). The Fidelity Transaction lowered the Company's annual interest expense by approximately $1,041,000. Additionally, as a result of the Fidelity Transaction, stockholder's equity reflects an increase of $10,595,753. The exchange of common shares for debt resulted in a loss in 1995 from early extinguishment of debt of $832,846. This is reflected as an extraordinary item in the June 30, 1995 statement of operations. The loss is primarily a result of the write-off of unamortized original issue discount and unamortized deferred finance costs related to the $8,000,000 of notes retired. There are no income taxes associated with this extraordinary item.

         The reacquired Senior Secured Notes with an aggregate face value of $8,000,000 have been placed in treasury. The Company's board of directors approved the holding and non-cancellation of the Notes for future consideration of issuance. Interest will not accrue on these obligations while in treasury.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

[9] NATIVE AMERICAN GAMING OPERATIONS

         Facility Openings and Summarized Financial Information - On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers 300 video slot machines, keno, non-banking table games, off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the periods ending June 30, 1996 and 1995 the facility produced approximately $3,210,000 and $1,365,000 respectively in management fees for the Company.

         On April 27, 1995, the Tonto Apache Tribe opened the 32,000 square foot Mazatzal Casino located north of Phoenix, Arizona. The casino features 318 slot machines, keno, non-banking table games and high stakes bingo. The Company, as manager of the casino, collected approximately $1,961,000 and $305,000 in management fees for the periods ending June 30, 1996 and 1995 respectively.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers 47 table games, 22 poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space increased to 40,000 square feet. The Company as manager of the facility collected approximately $1,874,000 and $615,000 for the years ending June 30, 1996 and 1995 respectively.

         During the year ended June 30, 1996, the Cow Creek Management contract was terminated in exchange for a payment of $3,000,000. The Cow Creek facility generated an additional $618,000 in management fees during the year ended June 30, 1996.

         Total management fees for the years ended June 30, 1996 and 1995 were approximately $7,663,000 and $6,441,000 respectively. During the year ended June 30, 1996 all fees were derived from Class III facility operations. During the year ended June 30, 1996 there were approximately $5,986,000 in fees from Class III facility operations and approximately $455,000 in fees from two remaining Class II management agreements which expired before June 30, 1995.

         CGMI currently has management contracts for three operating Native American facilities. The loss of any one contract could result in a significant negative impact in the near term.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Summarized financial information of CGMI is provided below. For the years ended June 30, 1996 and 1995 the net income (loss) reflects approximately $1.9 million and $2.2 million respectively in interest expense to the parent and approximately $0 and $ .5 million respectively in interest income earned on restricted cash.

                                       June 30, 1996         June 30, 1995
                                       -------------         -------------
Assets:
  Current Assets                       $   4,619,500           $18,022,417
  Non-Current Assets                      10,832,031            15,999,648
                                       -------------           -----------
                                          15,451,531            34,002,065
                                       =============           ===========

Liabilities:
  Current Liabilities                      1,479,898             4,718,728
  Due to Parent                            6,340,071            26,841,005
  Non- Current Liabilities                      -                1,292,743
  Net Book Value                           7,631,562             1,169,589
                                       -------------           ------------
                                       $  15,451,531            34,002,065
                                       =============           ============

  Management Fee                           7,663,059             6,440,962

         Acquisition of CGMI - In March 1993, the Company signed a stock purchase agreement to purchase all of the 630 shares of outstanding voting common stock of British American Bingo, Inc. for a purchase price of $2,500,000. The closing under the Stock Purchase Agreement occurred on November 19, 1993 and a final additional payment of $112,500 was made on that date for additional assets. On August 11, 1994, British American Bingo, Inc. changed its name to Capital Gaming Management, Inc. ("CGMI").

         The acquisition of CGMI was recorded under the purchase method of accounting. Accordingly, the total purchase price of $2,612,500 was allocated to assets acquired and liabilities assumed based on their estimated fair values. Expenses of the acquisition were not material. The excess of purchase price over fair value of assets and liabilities acquired has been recorded as goodwill and is being amortized over 20 years using the straight-line method. Amortization for the years ended June 30, 1996 and 1995, was $40,250 and $40,250, respectively.

         Condensed balance sheet data for the acquired net assets is as follows:

         Current Assets, (including cash of $196,725)                           $     612,344
         Land and Other Assets                                                        167,912
         Investment in Native American  Management Agreements - Net                 1,577,653
         Native American Casino Development Advances                                  995,829
         Liabilities                                                               (1,546,769)
                                                                                -------------

         Fair Market Value of Net Assets                                         $  1,806,969
         Purchase Price                                                             2,612,500
                                                                                -------------
         Goodwill                                                               $     805,531
                                                                                =============

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Subsequent to the acquisition the Company recorded a write down of the goodwill in the amount of $268,909.

         National Indian Gaming Commission Approval - In August 1994 CGMI's management contract with the Umatilla Tribe was approved by the National Indian Gaming Commission (NIGC). The approval follows an extensive background investigation by the NIGC into the Company's past and current business activities and practices as well as the Companies "key employees" and management personnel. Additionally, the NIGC approved the Company's management contracts with the Tonto Apache Tribe and Muckleshoot Tribe. The management contract's provisions were not significantly modified as a result. The Company's management contract with the Cow Creek Band of Umpquas was previously approved under regulations administered by the Bureau of Indian Affairs. The Company's management contract with the Narragansett Tribe is currently pending NIGC approval.

[10]  DEBT TRANSACTIONS

         The Company has been notified by Senior Secured Noteholders of various default conditions under the Indenture Agreement. [See Note 5].

         Private Placement of Notes - On February 17, 1994, the Company issued $135,000,000 aggregate principal amount of Series A 11-1/2% Senior Secured Notes due 2001 ("A Notes") pursuant to a private offering. The Company structured the offering of the Notes as a private placement to be followed by an exchange offer of Series B 11-1/2% Senior Secured Notes due 2001 ("B Notes") for A Notes (the "Exchange Offer") in order to raise funds on a more expeditious basis than would have been possible had the initial sale been pursuant to an offering registered under the Securities Act. Such funds were required in order to proceed with various projects in which the Company is involved. The purchasers of the A Notes, as a condition to such purchase, requested that the Company agree to commence the Exchange Offer following the Private Offering. The terms of the B Notes and the A Notes are identical in all material respects, except for certain provisions which are no longer consequential as of August 12, 1994, the date the B Notes registration with the Securities and Exchange Commission became effective.

         Also as part of the Private Offering, the Company sold an aggregate of 4,912,291 shares of Common Stock and 3,051,250 Common Stock Purchase Warrants, resulting in gross proceeds to the Company of an additional $24,711,455, for total gross proceeds from the Company's debt and equity financing of $159,711,455. [See Note 4, 5, 8 and 10].

         Senior Secured Notes Due 2001 - The Notes are senior secured obligations of the Company and were issued pursuant to an indenture agreement dated February 17, 1994, as amended, June 24, 1994 (the "Indenture"). The Notes mature on February 17, 2001 with all principal due at that time. The Notes require semi-annual interest payments based on a per annum rate of 11.5%. The first year's interest payments on the Notes were funded from a portion of the proceeds of the Notes which has been escrowed in a collateral account for such purpose. The Company has granted security interests in substantially all of the Company's assets along with security interests granted by the Company's subsidiaries in their capacities as guarantors.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         The proceeds from the financing transactions were used for the development of the New Orleans Riverboat Casino and expansion of Class III Native American gaming projects, reserve for interest payments, payment to Republic for the purchase of their minority interest in the future profits of the New Orleans Riverboat Casino and for general corporate working capital needs.

         The Notes have been recorded at their face value of $135,000,000 net of an original issue discount of $4,784,063 resulting from 2,733,750 warrants with ascribed value of $1.75 each. Amortization of original issue discount of $643,236 and $673,390 is included in interest expense for the years ending June 30, 1996 and 1995, respectively. The notes were reduced by $8,000,000 on March 31, 1995 in a debt for equity exchange. [See Note 8]. During the year ended June 30, 1995 the Company recorded capitalized interest in the amount of $1,474,000.

         Deferred Financing Costs - The Company has recorded as Deferred Financing Costs all debt issuance costs associated with the private offering of the Senior Secured Notes on February 17, 1994. Such costs include fees to the Company's investment bankers, legal costs, printing costs and 1,754,500 common stock purchase warrants valued at $1.75 each, issued to the investment banker, certain employees of the investment banker and to bondholders. Total financing costs were allocated to debt and equity financing. Amortization of the deferred finance costs amounted to approximately $1,431,000 and $1,442,000 for the years ended June 30, 1996 and 1995, respectively, and is included in "Interest Expense".

         CGMI has various notes payable with gaming equipment suppliers which were incurred on behalf of certain Native American tribes under management contract agreements. These Notes bear interest at rates ranging from a fixed 10% to prime + 1% and have scheduled maturity dates ranging from February to May, 1997.

[11] CAPITAL STOCK

         No Par, Common Stock - The Company has increased the number of common shares authorized from 30,000,000 to 75,000,000. The amendment was ratified by shareholder vote on June 15, 1994. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. The common stock does not carry cumulative voting rights, and is not redeemable or convertible. All outstanding shares of common stock are fully paid and non-assessable. There are 19,329,574 and 19,329,574 shares outstanding at June 30, 1996 and 1995, respectively.

         No Par, Preferred Stock - The company is authorized to issue up to 5,000,000 shares of no par, preferred stock. No shares have been issued as of June 30, 1996. The Board of Directors has the authority without shareholder approval, to determine and affix the rights, conversion rights, voting rights and any terms of redemption, liquidation preferences or special rights and qualifications of this class of stock.

         Initial Offering of Units and Warrants - In November 1990, the Company completed the initial public offering of 640,000 units, at $5 per unit resulting in net proceeds to the Company of $2,362,512. Each unit consists of four shares of common stock and four redeemable Class A warrants. Each Class A warrant entitles the holder to purchase one share of common stock and one redeemable Class B warrant at $1.90 until the fifth anniversary of the date of the offering. Each Class B warrant entitles the holder to purchase shares of common stock at $2.80 from the date of issuance until the fifth anniversary of the date of the offering. The exercise prices of the Warrants were subject to adjustment under certain circumstances. Both the Class A and Class B warrant exercise prices were reduced from $1.90 and $2.80, respectively, to $1.10 for a 90 day period commencing February 14, 1992. During this 90 day period, 2,271,150 Class A warrants and 2,244,900 Class B warrants were exercised resulting in proceeds to the Company of $4,931,322 [net of $36,333 related expenses].

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         In connection with the initial public offering, the Company sold a unit purchase option to purchase 64,000 units to the underwriter. In June 1993, these unit purchase options were exercised at $6.00 per unit resulting in proceeds to the Company of $384,000.

         During June 1993, 114,729 Class A warrants and 134,729 Class B warrants were exercised at a price of $1.90 and $2.80, respectively, resulting in proceeds to the Company of $595,226. An additional 427,883 Class A warrants and 432,873 Class B warrants were exercised in July 1993 resulting in proceeds of $2,025,049.

         As of June 30, 1994 there are no Class A or Class B warrants outstanding.

         Equity Financing - In February and March of 1994 the Company consummated transactions under various equity purchase agreements pursuant to a private placement of senior secured notes and common stock [See Note 9]. A total of 4,662,291 common shares were sold in February at $5.00 per share and 250,000 common shares were sold in March at $5.60 per share, resulting in total equity proceeds of $24,711,455. Included were 3,600,450 common shares, 3,051,250 common stock purchase warrants and $135,000,000 in 11.5% senior secured notes issued in units to the purchasers. There were four purchasers of the Company's common stock who did not purchase debt securities. In the aggregate they purchased 1,311,841 shares.

         The Company's placement agent in this financing transaction and certain employees of the placement agent, received 1,442,000 common stock purchase warrants. All warrants issued to the unit purchasers and the placement agent are exercisable at any time up to five years from issuance at a price of $6.50 for each share of common stock. The Company issued additional warrants to purchase an aggregate of 100,000 shares of common stock to a financial advisor of the Company and certain employees of the financial advisor.

         As of June 30, 1996, a total of 4,643,250 common stock purchase warrants (the "Investor Warrants") with an exercise price of $6.50 per share are outstanding, except for 50,000 warrants exercisable at $9.00 each (the "FNBC Warrants"). The Investor Warrants and FNBC Warrants expire on February 1, 1999 and September 30, 1998, respectively.

         The Company incurred $11,972,495 in debt and equity issuance costs in connection with the private offering. Such costs have been allocated to debt (capitalized as deferred finance charges) and to equity (charged against no par, common stock) based on a ratio equal to their respective proceeds to total proceeds. The allocation resulted in 15.47% or $1,852,452 being charged to common stock, including $474,987 attributable to the warrants issued to the placement agent. All warrants were valued at $1.75 each and charged to deferred financing costs ($3,070,375) and original issue discount ($4,784,063) in February 1994.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

[12]  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of June 30:

                                                                  1996                      1995
                                                              ----------                -----------
         Office furniture, fixtures and equipment             $  247,700                $   253,079
                                                              ----------                -----------
                                                                 247,700                    253,079
         Less accumulated depreciation                          (120,647)                  (112,412)
                                                              ----------                -----------
                                                              $  127,053                $   140,667
                                                              ==========                ===========

         Depreciation expense for the years ended June 30, 1996, 1995 and 1994 was $37,100, $65,000 and $16,100 respectively and is included as part of depreciation and amortization.

[13] INVESTMENT IN NATIVE AMERICAN MANAGEMENT AGREEMENTS

         The costs associated with developing, negotiating and securing new management agreements are expensed as incurred until such time when management believes the development of a casino facility is likely. This juncture in development requires, at a minimum, a management contract in effect, existence of favorable Company-Tribal relations, and indications that regulatory approvals and licensure is probable. Subsequent costs are capitalized and included in Investments in Native American Management Agreements. Amortization of capitalized amounts related to new contracts begins when the facility opens. Management of the Company will periodically evaluate whether the individual carrying value of these assets has been impaired by comparing the carrying value to the value of projected net cash flow from related operations.

         The balance of $2,677,053 as of June 30, 1996 in this caption on the balance sheet represents capitalized costs and payments related only to the remaining Class III management agreements. The Company is amortizing such amounts over the remaining lives of these management contracts of approximately 4-5 years. Amortization for the years ended June 30, 1996, 1995 and 1994 was approximately $860,000, $293,000 and $301,000, respectively.

[14] LOANS RECEIVABLE - NATIVE AMERICAN TRIBES

         The Company has funded the development and construction of the three remaining Native American Class III facilities including equipment financing amounting to approximately $3.3 million. As of June 30, 1996, there was a total of $11,325,885 in loans outstanding, with $3,696,165 to be realized within one year and $7,629,720 classified as long-term. These notes bear interest at rates ranging from 8.75% to prime + 1% (prime rate at June 30, 1996 was 8%) and have scheduled repayments of 36 to 60 months. A five year maturity table is presented below:
                  June 30, 1997                      $  3,696,165
                  June 30, 1998                         3,941,606
                  June 30, 1999                         2,248,182
                  June 30, 2000                         1,439,932
                  June 30, 2001                                --
                                                     ------------
                                                     $ 11,325,885

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. These receivables are due from four tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. Management has no disputes with any Native American tribe that would place doubt on the full collectability of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement.

         Loan Repayment and Contract Buy-Out - Pursuant to the terms of the Class III management contract between the Muckleshoot Tribe and the Company's Native American gaming subsidiary - Capital Gaming Management, Inc. (CGMI) - the Tribe has repaid to CGMI approximately $7.6 million that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Class III management contract, the annual management fee of 11.5% of gross gaming revenues has been reduced to 3.9% simultaneously upon the repayment of the loan by the Tribe in September 1995.

         The Company also closed an agreement effective September 1, 1995 pursuant to which the Cow Creek Band of Umpqua Tribe of Indians bought out the remaining term of the Management Agreement for the Tribe's gaming facility in Canyonville, Oregon. The Tribe has paid the Company and its Native American subsidiary $3.0 million in consideration for early termination of the Management Agreement and principal repayment of approximately $823,000. The buy-out of future management fees of $3.0 million and the principal repayment of $823,000 was paid to the Trustee for the Senior Secured Noteholders, less $200,000 for expenses in connection with the transaction which was reimbursed to the Company. The five year Management Agreement had less than two years remaining prior to its expiration.

[15] STOCK OPTION PLAN

         In July 1990, the Company adopted the 1990 Stock Option Plan [the "Plan"] covering 350,000 shares of the Company's common stock, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. During 1992, 1993 and most recently June 15, 1994, the Board of Directors, with shareholder approval, adopted resolutions to increase the number of options under the Plan. The number of options which currently may be issued under the Plan is 6,500,000. The Plan expires on July 30, 2000. Incentive stock options granted under the Plan are exercisable for a period up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive stock option granted under the Plan to a stockholder owning more than 10% of the outstanding common stock may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant.

         Repricing of Stock Options - On January 14, 1996, upon the recommendation of the Executive Compensation Committee, the Board of Directors
(i) cancelled 1,782,500 outstanding stock options with exercise prices in excess of the fair market value of the Company's common stock at the time and granted 1,770,000 stock options exercisable at $.3125 per share and (ii) cancelled 2,000,000 outstanding stock options, held by the Company's Chairman, I.G. Jack Davis, Jr., with exercise prices in excess of fair market value of the Company's common stock at that time, and granted 1,200,000 stock options exercisable at

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

$.50 per share. In addition, on January 14, 1996, upon the recommendation of the Executive Compensation Committee, the Board of Directors awarded new stock options (i) to Colonel Clinton L. Pagano, Executive Vice President of Compliance, to purchase 100,000 shares of the Company's common stock exercisable at $.3125 per share, (ii) to Mr. Thomas P. Gallagher to purchase 100,000 shares of the Company's common stock exercisable at $.3125 per share, (iii) to James F. Ahearn, Vice President of Operations (CGMI), to purchase 65,000 shares of the Company's common stock exercisable at $.3125 per share (iv) to William S. Papazian, Senior Vice President and General Counsel, to purchase 165,000 shares of the Company's common stock exercisable at $.3125 per share and (v) to Robert Specht, former Acting Treasurer and former Acting Chief Financial Officer, to purchase 25,000 shares of the Company's common stock exercisable at $.3125 per share. The options granted on January 14, 1996 all had exercise prices significantly above the Fair Market Value of the Company's common stock on the date of grant as such term is defined under the Company's 1990 Stock Option Plan, as amended. All of the stock options granted on January 14, 1996 will vest on July 14, 1996 and will be exercisable thereafter for a period of five years.

         The following is a three year summary of stock option activity for shares under option:

                                              Incentive         Non-Qualified
                                             Stock Options      Stock Options

Outstanding, June 30, 1993                     270,918             2,533,082
Options Granted                                200,284             1,799,716
                                              --------            ----------

Outstanding, June 30, 1994                     471,202             4,332,798
Options Granted                                134,876               362,124
Options Exercised                                   --               (60,000)
Options Cancelled                              (34,807)             (174,893)
                                              --------            ----------

Outstanding, June 30, 1995                     571,271             4,460,029
Options Granted                                896,271             2,528,729
Options Exercised                                   --                    --
Options Cancelled                             (571,271)           (3,874,574)
                                              --------            ----------

Outstanding, June 30, 1996                     896,271             3,114,184
                                              ========            ==========

Options Exercisable as of June 30, 1996             --               610,455
                                              ========            ==========

Options exercisable as of June 30, 1996 have exercise prices ranging from $1.50 to $5.25 per share. The weighted average exercise price of those options vested is $1.70 per share.

[16] COMMITMENTS AND CONTINGENCIES

         On May 30, 1995, the Company entered into employment agreements with the Company's Chairman and Chief Executive Officer which provides for three year and two year terms at annual salaries of $297,000 and $495,000, respectively. The agreements also provide for severance payments equal to one to three years

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

upon the occurrence of certain terminations and annual cash payments in lieu of directors and officers liability insurance coverage. Included in accrued expenses for the year ended June 30, 1996 are deferred salaries to the Company's Chairman in the amount of $198,000 and to the Company's Vice President of Compliance in the amount of $107,000. Employment agreements in effect at June 30, 1996 with three other Company officers require an aggregate annual compensation of $805,000 through terms expiring between October 1996 and June 1999.

         As of June 30, 1996, the Company has consulting agreements which can be terminated upon varying short-term notices aggregating approximately $90,000 per year.

[17] INCOME TAXES

         The Company uses Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

         Components of income tax (expense) benefit:

                                                         Year ended June 30,
                                        -----------------------------------------------
                                           1996                1995             1994
                                           ----                ----             ----
 Current:
 --------
   Federal                             $    --               $  --           $ 483,738
   State                                (320,645)               --               --
                                       ---------            -------          ---------

 Current (Expense) Benefit             $(320,645)               --           $ 483,738
 -------------------------             =========            =======          =========

         A reconciliation of income tax (expense) benefit at the federal statutory rate to the Company's effective income tax (expense) benefit is as follows:

                                                           Year ended June 30,
                                               ---------------------------------------
                                               1996              1995             1994
                                               ----              ----             ----
Federal Income Tax Benefit at the
 Statutory Rate                            $ 5,098,000       $ 5,306,000       $ 3,166,000
State Tax Benefit, (Expense) Net of
 Federal Tax Benefit                          (320,645)        3,190,000         1,355,391
(Non) Recognition of NOL Carryforward       (5,098,000)       (8,496,000)      $(4,037,653)
                                           -----------       -----------       -----------

   Income Tax (Expense) Benefit            $  (320,645)      $      --         $   483,738
                                           ===========       ===========       ===========

         As of June 30, 1996, the Company has a net operating loss carryforward of approximately $72,000,000 expiring as follows:

      June 30, 2009                      $23,400,000
      June 30, 2010                       48,600,000
                                         ------------
      Total                              $72,000,000

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         A tax benefit of $483,738 was recorded during the year ended June 30, 1994 and was derived from the carryback of operating losses. Additionally, as a result of the net operating loss carryforward, the Company has a deferred tax asset of approximately $24,500,000 which is offset by an allowance of $24,500,000 because its realization cannot be assured at this time. The allowance was reduced from June 30, 1995 by $15,224,000 principally due to the sale of a subsidiary (CCCD) with operating loss carryforwards.

         Additionally, in connection with the acquisition of CGMI [Note 3], the Company elected to have IRS Code Section 338 apply to the transaction and accordingly, the assets acquired receive a step-up in basis for tax purposes. CGMI's tax attributes such as net operating loss carryforwards remain with the seller and are not available for the Company's use.

[18]  PENSION PLAN

         Effective November 1, 1994, the Company adopted a defined contribution [401(k)] plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 50% of the employees' contribution up to a maximum of 4% of salary. Expense for the year ended June 30, 1996 and 1995 was $22,131 and $43,421 respectively.

[19] LEASES

         The Company leases operating facilities under various leases expiring through January 2001.

         Rent expense aggregated approximately $129,000, $144,000 and $110,000 for the years ended June 30, 1996, 1995 and 1994, respectively. The Company's aggregate lease commitments under non-cancelable leases with terms of one year or greater total $343,000 and will require approximately $149,000 in 1997, $97,000 in 1998, $40,000 in 1999, $36,000 in 2000 and $21,000 in 2001.

         The Company previously leased space under an operating lease which served as the gym and training facility. The lease which expired May 31, 1996 with one five year option period was assumed by Great American Recreation, Inc. The Company remains obligated under this lease in the event Great American Recreation, Inc. defaults on the lease payments.

[20] FEE FOR AGREEMENT MODIFICATION

         On February 17, 1994, the Company entered into a Marketing Services Agreement with HFS Gaming Corp. ("HFS"), a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., whereby HFS agreed to employ marketing

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

efforts (including sales efforts with tour operators and travel clubs, distribution of promotional materials and advertisements in travel periodicals and other publications) for the Company's current and future gaming operations to its customers as well as the franchisees of Hospitality Franchise Systems, Inc. and their customers in return for 1% of the Company's net gaming revenues (as defined). The agreement's term is for a period of ten years from the commencement of each gaming operation.

         As amended in June 1994, the Marketing Services Agreement only applies to the present and not the future gaming projects of the Company and limits the fee paid to HFS for the Narragansett Project to 0.25% of annual Net Gaming Revenues for such project. In consideration for the termination of HFS' right to provide marketing services and collect marketing services fees with respect to future gaming operations of the Company, and the limit placed on marketing services fees paid to HFS for the Narragansett Project, the Company paid and expensed $1 million to HFS in June 1994. Additionally, marketing expenses under this agreement amounted to approximately $311,000 for the year ended June 30, 1995 and approximately $176,000 for the year ended June 30, 1996. The Company is presently in default under the agreement.

         Hospitality Franchise Systems, Inc. purchased approximately 730,000 shares of the Company's common stock in the February 1994 private placement in which the Company raised debt and equity proceeds of $159.7 million.

[21] LEGAL PROCEEDINGS

         Reorganization of Crescent City Capital Development Corp. The Grand Palais and Crescent City Queen riverboats, operating through the River City Joint Venture, in which CCCD had a 50% interest, voluntarily ceased gaming operations on June 6, 1995 and June 9, 1995, respectively, primarily due to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry. As a result, CCCD consented to the entry of an order for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Louisiana (the "CCCD Reorganization Case") on July 28, 1995 and became a debtor-in-possession. The Grand Palais riverboat and River City Joint Venture's entertainment pavilion and docking facility commenced operations on March 29, 1995 and the Company's Crescent City Queen riverboat commenced operations on April 4, 1995. From the commencement of gaming operations until termination on June 9, 1995, CCCD incurred operating losses of approximately $10,061,000. The revenues derived during the period of operation of the River City Joint Venture were approximately 66% below the revenues projected by the Company. As a result of the failure of the River City Casino to generate sufficient revenue to cover operating costs, and a determination that the unforeseen failure of projected market conditions could not be reasonably expected to change, CCCD ceased operations in order to stem further operating losses.

         On June 13, 1995, First Trust National Association, the Trustee with respect to the issuance of the Company's 11-1/2% Senior Secured Notes due 2001 (the "Senior Secured Notes") notified the Company of the occurrence of events of default ("Events of Default") under the Company's Indenture (the "Indenture"). The Senior Secured Notes were guaranteed by the CCCD and CGMI subsidiaries. The Events of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral, as defined in the Company's Indenture, which was pledged to secure repayment of the Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC") - the Company's Collateral Agent - that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Indenture until directed by the Trustee.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code on October 13, 1995. On January 12, 1996, CCCD's plan of reorganization was confirmed (the "January Plan of Reorganization"). The January Plan of Reorganization was predicted upon an agreement (the "MRI Agreement") with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1996 including, but no limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change in berth and transfer of the license from Orleans Parish to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its Senior Secured Noteholders and shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of Casino Magic Corp. for an aggregate purchase price of $56.5 million, consisting of $15 million cash and $35 million in 11.5% secured notes of the purchaser due in three years (the "Purchaser's 11.5% Notes") and the assumption of up to $6.5 million in certain equipment liabilities.

         The cash and Purchaser's 11.5% Notes paid by Casino Magic Corp. as the purchase price for CCCD were distributed in accordance with the provisions of CCCD's Amended Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's 11.5% Notes were distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders. The Amended Plan of Reorganization also provided for the distribution to CCCD's creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, any and all causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

         Senior Secured Notes. As described above, the Company is in default under the Indenture as a result of the CCCD Restructuring Case. The Company also failed to make interest payments on its Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Senior Secured Notes on August 1, 1995. Such consent fee was previously incurred to allow the relocation of the Company's New Orleans River City Casino. The Company's failure to make the August 1, 1995 interest and consent payments and the February 1, 1996 and August 1, 1996 interest payment are also Events of Default under the Indenture.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         The Company's Indenture also contains certain covenants regarding maintenance of consolidated net worth levels, the maintenance of ratios between earnings before income taxes, depreciation and amortization and certain fixed charges of the Company. As of the date hereof, the Company does not satisfy many of these covenants.

         On June 21, 1995, the New Orleans 2000 Partnership, the mortgagee of real property owned by River City, provided notice of various defaults under its first mortgage to CCCD, River City Joint Venture and Grand Palais, An event of default under this mortgage constitutes an Event of Default under the Indenture.

         As a result of the various defaults under the Indenture, the holders of the Senior Secured Notes are entitled to all of the remedies contained in the Indenture, including but not limited to acceleration of the Senior Secured Notes and foreclosing on the Collateral pledged by the Company to the Trustee which includes, among other things, the management fees derived from the management agreements between CGMI and the Native American Tribes. Furthermore, the security agreements entered into by the Company provide remedies to the holders of Senior Secured Notes including a requirement to transfer any proceeds received in respect of any dispositions of Collateral from and after the occurrence of an Event of Default as defined in the Indenture.

         In the event that the holders of the Senior Secured Notes exercise all of their available remedies under the Indenture and related agreements, the Company and its subsidiaries will not be able to continue their operations. However, the Company does not believe the holders of the Senior Secured Notes will exercise their remedies where the exercise of such remedies would prevent CGMI from continuing its operations as manager of several existing Native American gaming facilities or CDGC from its development of the Narragansett Casino Project.

         Bank Line of Credit. On March 28, 1995, CCCD entered into a loan agreement with First National Bank of Commerce ("FNBC") which was guaranteed by the Company (the "Guaranty"). Pursuant to the terms of this agreement, CCCD received a $2 million working capital Line of Credit from FNBC for a period of ninety (90) days. In April 1995, this credit facility was utilized to provide the Company with $2 million of working capital. Borrowings against this facility were due June 27, 1995. CCCD was not able to repay the obligation thereby causing a default under the agreement. In addition, the Line of Credit contains cross-default provisions with the Indenture. FNBC has filed suit against Capital Gaming International, Inc. as a guarantor of CCCD's obligation and there is a chance that its suit may succeed. Any guarantor liability, however, may be partially offset by amounts recovered by FNBC on this obligation in connection with the CCCD reorganization case.

         On November 21, 1995, FNBC filed suit against the Company in the U.S. District Court for the Eastern District of Louisiana alleging the Company's liability under the Guaranty for the debt incurred by CCCD, as well as a second promissory note in the amount of $2,500,000 (the "RCJV Note") given by River City Joint Venture ("RCJV"), an entity in which CCCD was a general partner. FNBC sued the Company on the theory that CCCD, as a general partner of RCJV, was liable on the RCJV Note and the Company Guaranty applied to any and all liabilities of CCCD to FNBC. RCJV failed to pay all of the principal and interest due on the RCJV Note and ultimately filed bankruptcy. CCCD never repaid the principal of the CCCD Note and as described above filed the Bankruptcy Case. FNBC demanded payment of the notes from the Company under the Guaranty and the Company has refused for valid reasons to pay under the Guaranty. As a result of the CCCD bankruptcy and the Company's refusal to pay under the Guaranty, FNBC filed its Complaint.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         On January 16, 1996, CCCD filed an Objection to Proof of Claim Filed by FNBC (the "Crescent City Objection" or "Objection") in CCCD's Bankruptcy Case which raised substantial questions about the liability of CCCD under the promissory notes on which FNBC sued the Company. The Company then filed its Motion for Referral to Bankruptcy Court on January 18, 1996, which motion was opposed by FNBC. Notwithstanding the fact that the Motion for Referral was pending. FNBC filed a Motion for Partial Summary Judgment with the District Court on February 5, 1996, seeking judgment against the Company on only the CCCD Note. The District Court granted the Company's motion to refer the case to the Bankruptcy Court on February 9, 1996 as a non-core proceeding. The Order transferring this case was entered on February 13, 1996.

         FNBC moved to dismiss that portion of the case involving the RCJV Note and the same was dismissed without prejudice by the Bankruptcy Court on May 31, 1996 leaving the only issues before the court as those relating to the Guaranty, the CCCD Note and the Company's and CCCD's liability thereunder.

         The Company opposed the FNBC Motion for Partial Summary Judgment, asserting detrimental reliance as well as estoppel and misrepresentation as defenses to liability under the Guaranty. On May 23, 1996, the Bankruptcy Case judge held a hearing on the FNBC Motion and orally granted the motion.

         On June 3, 1996, the Bankruptcy Case judge issued his written Proposed Findings of Fact and Conclusions of Law. In accordance with the statutory procedure, the Company filed timely objections to those findings of fact and conclusions of law with the U.S. District Court on June 13, 1996, and set the objections for hearing on July 24, 1996, before the District Judge. In its objections, the Company argued, in addition to reiterating its previously asserted defenses, that the Bankruptcy Court erred in the calculation of the amounts due because of the uncertainty of and lack of evidence on the amounts paid by the Company or seized by FNBC. The Company also objected that FNBC had not proved any of its calculations of the interest due. FNBC filed a response to the Company's objections on July 16, 1996, opposing the Company's arguments. The Company filed a reply to FNBC's opposition to advise the court that FNBC's response was untimely and to clarify and amplify on certain statements made by FNBC in its opposition.

         There has been no action by the court since July 24, 1996, and the matter remains pending before the Judge for action on the Company's objections to the Bankruptcy Judge's proposed Findings of Fact and Conclusions of Law.

         The Company has and will continue vigorously to contest any liability under the CCCD Note on the basis of detrimental reliance, estoppel, and misrepresentation by FNBC. In the event that judgment is rendered against the Company, appropriate motions to reconsider or to modify the judgment will be filed and serious consideration will be given to an appeal.

         Although valid objections have been made by the Company to the proposed findings of fact and conclusions of law it is probable that an unfavorable outcome could occur, notwithstanding the fact that the Company has meritorious defenses based upon detrimental reliance, estoppel and misrepresentation by FNBC. If the court rules against the Company's objections final judgment may be entered against the Company, but the amount of such judgment is still uncertain.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Term Note Payable. In connection with the buy-out of the profit interest of Republic Corporate Services, Inc. ("Republic") in CCCD, the Company executed an unsecured promissory note payable to Republic for $19,000,000. The note bears interest at 11.5% per annum and requires semi-annual interest payments in April and October until its maturity on April 26, 2002 when all principal becomes due. In October 1994 and April 1995, the Company made each of the required interest payments of this term note totalling $2,185,000. As a result of the cessation of the Company's New Orleans operations on June 9, 1995, and the resultant Chapter 11 Petition filed by CCCD, and other reasons, the Company did not make the required interest payment under the note. As a result, the Company is in default under the note agreement. See "Business Legal Proceedings."

         Other Litigation. The Company and its subsidiaries are parties to various lawsuits that have arisen in the course of business, none of which is material.

[22] NEW AUTHORITATIVE PRONOUNCEMENTS

         The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity, including goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company elected early adoption of SFAS 121 for the year ended June 30, 1995.


         The FASB has also issued SFAS No. 123 "Accounting for Stock Based Compensation." in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on July 1, 1996, SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995.

[23] AMENDMENTS TO THE CERTIFICATE OF INCORPORATION

         In May 1993, the Company's shareholders authorized an amendment to the Company's Certificate of Incorporation to change the corporate name of the Company to Capital Gaming International, Inc. The prior legal name of the Company, Triple Threat Enterprises, Inc., was changed to reflect the Company's new business strategy to concentrate on opportunities in the secondary market within the casino gaming industry.

         The following additional amendments to the Company's Certificate of Incorporation were approved by a vote of shareholders, through solicitation of proxies, at the Annual meeting of shareholders held on June 15, 1994:

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         (1) The classification of the Board of Directors into three classes of Directors with staggered terms of office;

         (2) That Directors may only be removed for cause with the affirmative vote of holders of 80% of the voting power of all the shares of the Company entitled to vote thereon, or a majority of the remaining Directors;

         (3) That any vacancy on the Board of Directors may be filled by the remaining Directors then in office, or if such vacancy is not filled by the next succeeding Annual or Special Meeting of Shareholders called for that purpose, by a vote of the shareholders entitled to vote at such Meeting;

         (4) That the number of Directors will be determined only by a majority vote of the Board of Directors;

         (5) To provide for the divestiture of shares of the Company's Capital Stock and Stock Equivalents (as defined) from shareholders in instances in which such ownership would jeopardize the Company's or its subsidiaries' licenses with regulatory authorities or cause the Company to no longer be considered a "United States citizen" under the Shipping Act of 1916, as amended, or the Merchant Marine Act of 1936, as amended;

         (6) That the shareholder vote required to amend, repeal or adopt any provisions inconsistent with the foregoing amendments be increased from a majority to 80% of the voting power of all the shares of the Company entitled to vote thereon;

         (7) To authorize an amendment to the Company's 1990 Stock Option Plan, as amended, to increase the number of shares of Common Stock issuable pursuant thereto from 5,000,000 shares to 6,500,000 shares; [See Note 12] and

         (8) To authorize an amendment to the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized from 30,000,000 to 75,000,000 shares.

[24] CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments with high credit quality financial institutions and currently invests primarily in U.S. government obligations that have maturities of less than three months. The Company currently maintains cash and cash equivalents of approximately $161,000 in financial institutions which are subject to credit risk beyond FDIC insured limits. In addition, the Company has approximately $1,900,000 in repurchase agreements which are not insured.

         The Company has recorded at June 30, 1996 and 1995, $1,283,000 and $2,584,000 respectively in casino development advances, management fees, and reimbursable expenses due from Native American Tribes under management contracts as well as $11,326,000 and $22,354,000 respectively for development loans to tribes. Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. As of June 30, 1996 these receivables are due from three tribes, collectively. While the Company has legal

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. The Company does not have collateral with respect to these contracts. Management has no disputes with any Native American tribe that would place doubt on the full collectability of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement.

[25] OTHER PROJECTS

         Native American Casino [Rhode Island] - In August 1994, a Tribal-State Compact was entered into between the Narragansett Indian Tribe and Governor Bruce Sundlun of Rhode Island. In October and November of 1994, two lawsuits were filed (including one by Rhode Island Attorney General Pine) seeking to void the Tribal-State Company on the grounds that the Governor lacked the authority to bind the State absent legislative approval. In 1995, the State's new governor, Governor Almond, joined in the Pine Case.

         In February of 1996, the United States District Court for the District of Rhode Island held that the Compact was void. The State has subsequently refused to negotiate with the Tribe.

         In addition, in September of 1996, federal legislation was entered as an amendment (introduced by U.S. Senator John Chaffee of Rhode Island) to the Omnibus Appropriations Bill which has the effect of excluding the Narragansett Tribe's reservation (where the gaming facility is currently planned to be built) from the benefits of IGRA.

         Although there can be no assurance, the Company believes that there is a chance that the Chaffee amendment may be overturned in the next Congressional session. In addition, the Secretary of the Interior has requested comments as to whether the Secretary can enact Secretarial procedures to permit gaming under IGRA for Tribe's in States (such as Rhode Island) that refuse to negotiate Tribal-State Compacts in good faith. If the Secretary concludes that he has such authority, the Company believes that the Secretary may adopt such procedures sometime in 1997. On April 16, 1996, the Narragansett Tribe filed a petition with the Secretary requesting that the Secretary adopt procedures applicable to gaming by the Tribe. Unless the Chaffee amendment is overturned, however, there can be no assurance that the Secretary may not have the authority to impose a compact on the State of Rhode Island. In spite of the set-back caused by the Chaffee amendment, the Company intends to pursue the Narragansett development project.

         CDGC has entered into a management contract with the Narragansett Tribe (the "Narragansett Contract"). As amended, the Agreement provides for CDGC to receive an annual management fee of 30% of net revenues (as defined) of the facility for the first five years and 20% for the remaining two years. As part of the amended management contract, the Company will advance a construction loan to be repaid over a seven year period. The amended Narragansett Contract was submitted to the NIGC for approval in June of 1995 and until approved is not legally binding, or enforceable against the Tribe. No assurance can be given that, or when, such approval will be obtained. It is possible, as a condition of obtaining such approval, that the NIGC will require modifications to be made to the contract, some of which may be material.

         In August 1996, the NIGC submitted comments on the Narragansett Contract. In light of the decision by the United States District Court invalidating the Tribal-State Company, the NIGC has informed the Company

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

and the Tribe that they will only consider at this time a contract relating solely to Class II gaming. In light of this, the Company currently intends to bifurcate the Narragansett Contract and submit only the portions relating to Class II gaming and return the Class III contract as a development contract until such time as a compact for Class III gaming is signed. Unless the Chaffee amendment is overturned, however, there can be no assurance that the Chairman of the NIGC will have the authority to approve the Narragansett contract.

         Included in "Native American Gaming Development Costs" in the statement of operations for the year ended June 30, 1996 and 1995 are approximately $1,808,000 and $1,927,000 in costs related to the development of this management contract. Additionally, for the years ended June 30, 1996 and 1995 the Company has incurred additional costs for legal expenses related to this project which are included as part of professional fees.

         Rockford Riverboat - In August 1993, the Company entered into a partnership agreement to develop and operate a casino riverboat in Rockford, Illinois. The agreement was subject to passage of state legislation increasing the number of authorized riverboats in Illinois. The Company was entitled to a 50% interest in the operation and a management fee for services as managing partner if the development succeeded. The Company has incurred and expensed $70,000 in various development costs during the year ended June 30, 1994 and $170,000 during the year ended June 30, 1995. In July 1995, the Company sold its 50% interest in the partnership to its partner for $243,800. Since the development costs incurred by the Company for this project were expensed during 1994 and 1995, the Company reported a gain from the sale in the first quarter of 1996 of approximately $221,000.

         Philadelphia Real Property Purchase Option - In May 1993, the Company entered into an agreement as amended, and secured an option to purchase certain unimproved real property until May 1995 at a cost of $10,000 per month. In March 1995, the option period was extended at a cost of $15,000 per month. In September 1995, the Company terminated its Option Agreement to acquire certain real estate in Philadelphia, Pennsylvania along the Delaware waterfront. In arriving at its decision to terminate the Option Agreement, the Company considered the anticipated lengthy time period for gaming legislation to be passed in the State of Pennsylvania, including the risks of non-passage, the substantial costs associated with developing, passing and implementing gaming legislation in Pennsylvania and the costs associated with maintaining the real estate option.

[26]  GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred a net loss of approximately $3.3 million and $117.7 million for the years ended June 30, 1996 and 1995, respectively, and has a stockholders' deficit of approximately $99.5 million. At June 30, 1996 the Company's current liabilities exceeded its current assets by approximately $116.8 million. Additionally, the Company is a party to various legal and other actions as a result of the cessation of certain operations and defaults on debt. Those factors create uncertainty about the Company's ability to continue as a going concern.

         Management is taking the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence: (1) restructure substantially all of the Company's indebtedness, (2) continue to provide management services under the Company's Native American gaming operations, (3) develop the Narragansett Casino, and (4) seek new gaming opportunities. The ability of the Company to continue as a going concern is dependent on the success of those plans.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

Alternatively, the Company is contemplating filing a voluntary petition for relief on a pre-negotiated basis under Chapter 11 of the Federal Bankruptcy Code. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         In connection with such a restructuring, the Company anticipates that it will file a consensual, pre-negotiated Plan of Reorganization (the "Prenegotiated Plan") under Chapter 11 of the U.S. Bankruptcy Code which will have the approval of the Steering Committee for its Senior Secured Noteholders (the "Restructuring Case"). The Steering Committee has indicated that it plans to work with the Company to resolve its financial difficulties. The Company believes that the filing of a Prenegotiated Plan has many benefits including an expedited time frame for confirmation of approximately 120 days or less. At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company.

         While the Company cannot predict the terms of its restructuring, the Restructuring Case is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution of the Company's shareholders which could result in their retaining little, if any, equity interest in the Company. The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any Bankruptcy Case for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC and does not constitute a default under any such agreements. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case.

         In connection with the above restructuring the Company may experience an "Ownership Change" within the meaning of Section 382 of the Internal Revenue Code of 1986. If an "Ownership Change" were to occur the Company's use of its tax net operating loss carryforwards could be severely limited.

         The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7, which is not dismissed within ninety days. The Company does not anticipate that the Restructuring Case will constitute an event of default under any of these provisions.

[27] FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

         In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, trade payables, and certain short-term debt, it was concluded that the carrying amount approximated fair value of these instruments because of their short maturities. Management also estimates that the carrying amount of certain long-term debt approximates fair value because the interest rates approximate the rates which can be obtained currently from the bank.

         For the ll.5% Senior Secured notes due 2001 carried at $101,531,726 (net of funds held in trust) and the ll.5% Term note due 2002 carried at $19,000,000, and the Bondholder Consent Fee note due August 1, 1995 carried at $1,350,000, it is not practicable to estimate the fair value for these financial instruments because the Company is in default on these notes. The Company is presently in negotiations with the bondholders steering committee to reduce these notes but the amount is not determinable at the present time. However, it is managements position that the notes will be reduced substantially to an amount which is readily serviceable with the Company's cash flow.

[28]  SUBSEQUENT EVENTS

         On July 29, 1996 a payment was made to the trustee for the holders of the 11.5% Senior Secured Notes as follows:

    Transfer of Casino Magic Notes                       $28,000,000
    Released from Funds Held by Bond Trustee             $21,986,000

            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY SCHEDULES

To the Board of Directors and Stockholders of Capital Gaming International, Inc.
 West Atlantic City, New Jersey

         Our report on the consolidated financial statements of Capital Gaming International, Inc. and its subsidiaries, modified for going concern considerations, is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule II, Valuation and Qualifying Accounts, on page S-2 of Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.

Cranford, New Jersey
September 18, 1996

                       CAPITAL GAMING INTERNATIONAL, INC.
                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                  Balance
                                                    at           Charged to        Other           Balance
                                                Beginning         Cost and      [Deductions]       at End
Description                                     of Period         Expenses        Additions       of Period
-----------                                     ---------        -----------    -------------     ---------
June 30, 1996:

  Prepaid Rent - Reserve
    (New Orleans Dock Board)                  $ 4,859,322      $      --        $(4,859,322)      $      --

  Cash Held in Escrow - Port of
    New Orleans - Reserve                       2,192,178             --         (2,192,178)             --

  Uncollectible Patron Markers - Reserve           14,250             --            (14,250)             --

  Employee Advance - Reserve                        9,000             --             (9,000)             --
                                              -----------      -----------      -----------       -----------

     TOTALS                                   $ 7,074,740      $      --        $(7,074,750)      $      --
     ------                                   ===========      ===========      ===========       -----------

June 30, 1995:

  Prepaid Rent - Reserve
    (New Orleans Dock Board)                  $      --        $ 4,859,322      $      --         $ 4,859,322

  Cash Held in Escrow - Port of
    New Orleans - Reserve                            --          2,192,178             --           2,192,178

  Reserve for Asset Impairment                       --            993,536         (993,536)             --

  Uncollectible Patron Markers - Reserve             --             14,250             --              14,250

  Employee Advance - Reserve                         --              9,000             --               9,000
                                              -----------      -----------      -----------       -----------

     TOTALS                                   $      --        $ 8,068,286      $  (993,536)      $ 7,074,750
     ------                                   ===========      ===========      ===========       ===========

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                                                                    Year ended June 30,
                                                 ------------------------------------------------------
                                                 1  9  9  6             1  9  9 5            1  9  9  4
                                                 ----------             ---------            ----------
Proceeds upon Assumed Exercise of
  Options Outstanding                                    --                    --           $  36,681,000
                                                =============         =============         =============

Number of Shares Outstanding
  as Adjusted                                      19,329,574            17,256,591            14,135,625

Issued Shares on Assumed
 Exercise of Options                                       (1)                   (1)                   (1)

Shares Assumed to be Repurchased
  with Proceeds from Exercise                              (1)                   (1)                   (1)
                                                -------------         -------------         -------------

      Total Common and Common
        Equivalent Shares                          19,329,574            17,256,591            14,135,625
                                                =============         =============         =============

NET  [LOSS] INCOME FOR YEAR:

  Loss from Continuing  Operations              $ (15,914,479)        $ (28,645,366)        $ (23,684,292)
  Loss from Operations of
    Discontinued Business                                --             (18,953,923)                 --
  Gain/(Loss) on Sale of Discontinued
    Operations                                     12,638,968           (69,276,883)                 --
  Extraordinary Item                                     --                (832,846)                 --
                                                -------------         -------------         -------------

  NET [LOSS]                                    $  (3,275,511)        $(117,709,018)        $ (23,684,292)
                                                =============         =============         =============

EARNINGS PER SHARE:
  Loss from Continuing
    Operations Before Extraordinary Item        $        (.82)        $       (1.66)        $       (1.68)
  Loss from Operations of
    Discontinued Business                                --                   (1.10)                 --
  [Loss]/Gain on Sale of Discontinued
    Operations                                            .66                 (4.01)                 --
  Extraordinary Item                                     --                    (.05)                 --
                                                -------------         -------------         -------------

NET [LOSS]                                      $        (.16)        $       (6.82)        $       (1.68)
                                                =============         =============         =============

(1) No contingently issuable shares are considered under the treasury stock method when the effect is anti-dilutive.

                       CAPITAL GAMING INTERNATIONAL, INC.
                                   EXHIBIT 12

          SCHEDULE OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                                Years ended
                                            ----------------------------------------------------------------------------------
                                                                                 June 30,
                                            ----------------------------------------------------------------------------------
                                                1996              1995            1994                1993             1992
                                                ----              ----            ----                ----             ----
Consolidated Pre-Tax
[Loss] Income from Continuing Operations    $(15,914,479)    $(29,478,212)    $(23,684,292)       $ (1,652,412)    $     52,282
Fixed Charges                                 21,846,414       20,388,518        7,837,795               2,332           12,800
                                            ------------     ------------     ------------        ------------     ------------

    Earnings for Computation                $  5,931,935     $ (9,089,694)    $(15,846,497)       $ (1,650,080)    $     64,290
                                            ============     ============     ============        ============     ============


Interest Expense                            $ 19,061,910     $ 18,225,375     $  7,023,794(1)     $       --       $        942

Capitalized Interest                                --          1,473,522          233,645                --               --

Deferred Financing Costs                       2,784,504        2,115,143          777,288                --               --

Interest Portion of Rent Expense                    --       $     48,000     $     36,713        $      2,332           11,066
                                            ------------     ------------     ------------        ------------     ------------


    Fixed Charges                           $ 21,846,414     $ 21,862,040     $  8,071,440        $      2,332     $     12,008
                                            ============     ============     ============        ============     ============

Ratio of Earnings to Fixed Charges          $       --       $       --               --          $       --       $       5.35
                                            ============     ============     ============        ============     ============



Deficiency of Earnings                      $ 15,914,479     $ 30,951,734     $ 23,917,937        $  1,652,412     $       --
                                            ============     ============     ============        ============     ============

(1) Does not include a one time charge of $4,000,000 which was recognized as interest expense as consideration for the termination of the Company's obligation to issue warrants to purchase 1,250,000 shares of the Company's common stock.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CAPITAL GAMING INTERNATIONAL, INC.




Dated:   October 15, 1996      By:    /s/ Edward M. Tracy
                                  -----------------------
                                     Edward M. Tracy, Chief Executive Officer,
                                     President and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                   Title                                    Date
        ---------                                   -----                                    ----



/s/ Edward M. Tracy                        Chief Executive Officer,                    October 15, 1996
-----------------------------------        President and Director
Edward M. Tracy                            (Principal Executive Officer)





/s/ I.G. Davis, Jr.                        Chairman of the Board                      October 15, 1996
-----------------------------------
I. G. Davis, Jr.





/s/ Col. Clinton L. Pagano                 Executive Vice President                    October 15, 1996
-----------------------------------        of Compliance and Director
Col. Clinton L. Pagano



/s/ Cory Morowitz                          Acting Chief Financial Officer             October 15, 1996
-----------------------------------        (Principal Financial Officer)
Cory Morowitz