Form 10-K/A
period 1996-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1996-11-13
CIK 867443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A-1


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

    Number of shares of Common Stock of the Registrant issued and outstanding as of September 30, 1996 was 19,329,574

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
================================================================================

ITEM 6.           SELECTED FINANCIAL DATA(1)

                                                                                    Years end June 30
                                                  ----------------------------------------------------------------------------------
Statement of Operations Data:(1)(2)                     1996             1995            1994             1993            1992
                                                        ----             ----            ----             ----            ----
                                                     [Restated]

Management Fee Income                             $   7,653,059    $   6,440,962     $  1,723,819    $       --       $      --
Operating Expenses                                   10,138,112       19,480,599       16,580,327       3,003,127            --
Other Income [Expense]                              (13,881,547)     (15,605,729)      (9,311,522)        254,709          91,722
(Loss) Income from Continuing Operations            (16,677,245)     (29,478,212)     (23,684,292)     (1,652,412)         52,282
Income (Loss) from Discontinued Operations(4)        12,638,968      (88,230,806)           --          2,310,319       1,058,460
Net Income (Loss)                                    (4,038,277)    (117,709,018)     (23,784,292)        657,907(2)    1,110,742(2)
Earnings Per Share:
(Loss) Income from Continuing Operations                   (.86)           (1.71)           (1.68)           (.12)            --
(Loss)/Gain from Discontinued Operations                    .65            (5.11)          --                 .17            (.12)
                                                  -------------    -------------     ------------    ------------    ------------
Net Income/(Loss)                                          (.21)           (6.82)           (1.68)            .05             .12
Weighted Average Shares Outstanding                  19,329,574       17,256,591       14,135,625      13,860,099       9,020,932

                                                                                        June 30
                                                  ----------------------------------------------------------------------------------
Balance Sheet Data(3)                                1996                1995            1994             1993            1992
                                                     ----                ----            ----             ----            ----
Working Capital (Deficit)(4)                      $(117,520,919)   $(143,893,036)    $ 26,545,294    $  6,009,935     $ 6,993,616
Total Assets                                         60,048,170       82,977,303      168,906,390       9,265,415       7,345,842
Long-Term Debt(4)                                            --       20,292,743      150,815,438           --              --
Total Liabilities                                   160,308,326      179,199,182      158,927,850         341,073         300,833
Stockholders' Equity (Deficit)                    $(100,260,156)    $(96,221,879)    $  9,978,540    $  8,924,342     $ 7,045,009
Ratio of Earnings to Fixed Charges                       (5)             (5)              (5)              (5)              5.35%

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

Liquidity and Capital Resources

General

         The Company is experiencing serious liquidity difficulties as a result of the failure of the New Orleans project and resultant bankruptcy of Crescent City Capital Development Corp. ("CCCD"). From July 28, 1995 through April 29, 1996, when its Amended Plan of Reorganization was confirmed, CCCD was operating as a debtor-in-possession. Pursuant to CCCD's Amended Plan of Reorganization, substantially all of the assets of CCCD were sold to Casino Magic Corp. on May 13, 1996. The Company has defaulted on the Company's 11-1/2% Senior Secured Notes ("Senior Secured Notes") and the FNBC bank note due to failure to make required interest payments. In addition, the Company did not make the required October 26, 1995 interest payment on the $19 million unsecured term note. The Company's working capital position at June 30, 1996 was negative approximately $117 million which includes the outstanding balance of the Senior Secured
Notes which are in default and classified as a current liability. Stockholders' equity is in a deficit position of approximately $100 million as of June 30, 1996. The Company continues to operate based upon the funds received from its wholly owned subsidiary, Capital Gaming Management, Inc., the subsidiary which manages three Native American gaming facilities. The Company's cash flows are dependent upon the management fees earned from three management contracts.

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

         The Company has and continues to actively negotiate with the Senior Secured Noteholders' Steering Committee regarding the restructuring of the Senior Secured Notes. The Company's total liabilities as of September 30, 1996 aggregate approximately $130 million. Although the Company believes it will successfully restructure its debt to a level that is adequately serviceable by the cash flow of the Company and allows the Company the ability to build sufficient cash to pursue new development opportunities, there can be no assurances that the Company will reach any agreement with the holders of its Senior Secured Notes or with any other secured or unsecured creditors regarding the restructuring of the Company's liabilities.

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

Fiscal 1996 Compared to Fiscal 1995

Consolidated




         The year ended June 30, 1996, resulted in a net loss from continuing operations of $16,677,000, ($.86 per share) and a gain from the disposal of the CCCD discontinued operations of $12,639,000 ($.65 per share) producing a net loss for the Company of $3,275,000 ($.16 per share). This compares with losses from the same period ended June 30, 1995 of $28,645,000 and $117,709,000 ($1.66 and $1.10 per share), representing continuing operations and discontinued operations respectively. The losses from continuing operations for the year ended June 30, 1996 are substantially attributable to the interest expense related to the Company's secured and unsecured debt.

         The net decrease of $11,968,000 in the loss from continuing operations is attributable to (i) a decrease in total costs of $9,342,000 due to the Company's downsizing and significant cost reduction efforts and reduction in general and administrative costs and development expenses, and (ii) increased management fees at CGMI of $1,222,000 plus a fee of $3,000,000 related to the buy-out of the Cow Creek management contract, a gain from the sale of an investment of $221,000 offset by reduced interest income of $660,000 and increased interest expense of $836,000 and income taxes of $321,000.


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

Capital Gaming International, Inc. (CGI)




         CGI, the parent and registrant, incurred operating costs and expenses of approximately $6,571,000 for the year ended June 30, 1996 as compared to approximately $13,845,000 for the year ended June 30, 1995. Debt restructuring costs increased by $600,000 and represent fees owed to the Company's financial advisors. The Company realized significant cost decreases in development ($665,000), administrative costs including advertising ($1,514,000), payroll costs ($868,000),professional fees ($4,232,000), public company costs ($452,000), travel costs ($570,000), and other operating costs ($336,000). Some of these cost reductions were absorbed by the CDGC subsidiary (see below). Cost reductions came as a result of substantial reductions in overhead, significant reductions in the costs associated with managing the CCCD subsidiary, reduced development efforts including the Company's termination of its efforts to acquire certain real estate on Philadelphia's Delaware River Waterfront in connection with the potential development of a gaming facility, and other similar matters. Some of these cost reductions were offset by an increase in costs related to the Company's marketing services agreement with HFS, Inc. Costs associated with this agreement actually increased by approximately $628,000 during the year ended June 30, 1996. However, the Company is in default on this agreement and has not paid approximately $763,000 in connection thereto and does not anticipate paying these costs going forward.


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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, one of the Company's subsidiaries ceased operations and was sold primarily because of the failure of its gaming operations to generate sufficient revenue to satisfy operating costs. The Company has also suffered recurring losses from, operations, has a working capital deficit of approximately $118,000,000, and has a stockholders' deficit of approximately $100,000,000. The Company has not been able to satisfy its debt obligations and consequently is in default on substantially all of its debt. Additionally, the Company is a party to various legal and other actions as a result of the cessation of certain operations and defaults on debt as described above. The ultimate liability resulting from those matters cannot presently be determined. The above conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including the possible filing by Capital Gaming International, Inc. of a voluntary petition for relief on a pre-negotiated basis under the reorganization provision of Chapter 11 of the U.S. Bankruptcy Code, and its planned restructuring are described in Note 26. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




         As discussed in Note 29 to the consolidated financial statements, the Company restated its consolidated financial statements as of and for the year ended June 30, 1996 to reflect an accrued expense relating to a marketing services agreement.


                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants.


Cranford, New Jersey
September 18, 1996

                       CAPITAL GAMING INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30,
                                                                       ---------------------------
                                                                       1 9  9 6            1 9 9 5
                                                                       --------            -------
                                                                      [Restated]
CURRENT ASSETS:
  Cash and Cash Equivalents                                           $ 2,101,624        $ 1,187,241
  Cash Held in Escrow [Note 3]                                            500,000               --
  Interest Receivable                                                     616,619            587,489
  Native American Management Fees and Expenses Receivable                 666,672          1,996,096
  Current Portion - Native American Loan Receivable [Note 14]           3,696,165         11,029,694
  Notes Receivable [Note 3]                                            35,000,000               --
  Prepaid Expenses and Other  Current Assets                              206,327            212,883
                                                                      -----------        -----------

TOTAL CURRENT ASSETS                                                   42,787,407         15,013,403
                                                                      -----------        -----------
ASSETS HELD FOR SALE, net [Note 3 and 6]                                     --           40,660,974

FURNITURE, FIXTURES AND EQUIPMENT, net [Note 12]                          127,053            140,667

OTHER ASSETS:
  Restricted Cash [Note 4]                                                   --            4,063,558
  Native American Loan Receivable [Note 14]                             7,629,720         11,323,830
  Investments in Native American Management Agreements,
    net of accumulated amortization of $1,290,273 and
    $566,559 [Note 13]                                                  2,677,053          3,294,550
  Deferred Financing Costs,(net of accumulated amortization of
    $3,303,686 and $1,873,055)  [Note 10]                               6,212,978          7,643,608
  Deposits and Other Assets                                               188,175            370,654
  Goodwill, (net of accumulated amortization of
    $110,760 and $70,510) [Note 9]                                        425,784            466,059
                                                                      -----------        -----------

TOTAL OTHER ASSETS                                                     17,133,710         27,162,259
                                                                      -----------        -----------

TOTAL ASSETS                                                          $60,048,170        $82,977,303
                                                                      ===========        ===========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                     June 30,
                                                                           ----------------------------
                                                                           1 9 9 6              1 9 9 5
                                                                           -------              -------
                                                                          [Restated]



CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                $   9,943,087         $  12,275,745
  Accrued Professional Fees                                                1,916,880             1,920,610
  Accrued Interest                                                        23,277,243             6,505,172
  Notes Payable - Current Maturity                                         1,289,390             1,683,007
  Bank Line of Credit [Note 3 and 21]                                      2,000,000             2,000,000
  Bondholder Consent Fee Note [Note 3]                                     1,350,000             1,350,000
  Proportionate Share of Losses in Joint Venture
    in Excess of Investment and Advances [Note 6 and 7]                         --               9,794,726
  11.5% Senior Secured Notes Payable - net of $8,000,000 face
   Treasury Bonds and  unamortized Original Issue Discount of
   $2,979,588 and $3,622,821 [Notes 4, 5, 8 and 10]                      124,020,412           123,377,179
  Funds Held by Trustee for Senior Secured Noteholders [Note 4]          (22,488,686)                 --
  Unsecured 11.5% Term Note Payable [Note 3]                              19,000,000                  --
                                                                       -------------         -------------
TOTAL CURRENT LIABILITIES                                                160,308,326           158,906,439


LONG-TERM DEBT:
  Unsecured 11.5% Term Note Payable [Note 3]                                    --              19,000,000
  Notes Payable - Native American                                               --               1,292,743

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):  [Notes 11 and 15]
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;
    None Issued                                                                 --                    --
  Common Stock, No Par Value, Authorized
    75,000,000 Shares;  Issued and Outstanding
    19,329,574 and 19,329,574 Shares, respectively                        37,617,099            37,617,099

  Additional Paid In Capital                                               7,877,002             7,877,002




  Accumulated  (Deficit)                                                (145,754,257)         (141,715,980)
                                                                       -------------         -------------

TOTAL STOCKHOLDERS' (DEFICIT)                                           (100,260,156)          (96,221,879)
                                                                       -------------         -------------


TOTAL LIABILITIES AND
  STOCKHOLDERS' (DEFICIT)                                              $  60,048,170         $  82,977,303
                                                                       =============         =============

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year  ended June 30,
                                                               -------------------------------------------------------
                                                                  1 9 9 6             1 9 9 5              1 9 9 4
                                                                  -------             -------              -------
                                                                 [Restated]



REVENUES:
  Native American Casino Management
     Fees [Note 8]                                           $   7,663,059         $   6,440,962         $   1,723,819
COSTS AND EXPENSES
  Salaries, Wages and Related Costs                              2,861,560             4,564,614             3,955,786
  Gaming Development Costs                                           8,464             1,454,905             1,885,988
  Native American Gaming Development Costs                       1,899,475             2,146,481             1,605,424
  Professional Fees                                              1,795,283             6,244,656             3,292,877
  General and Administrative                                     2,033,699             3,654,110             2,597,908
  Write-off of Native American Assets                                 --               1,017,766                  --
  Depreciation and Amortization                                    939,631               398,067               395,344
  Debt Restructuring Fee                                           600,000                  --                    --
  Bondholder Consent Fee and Related Costs [Note 3]                   --                    --               2,847,000
                                                             -------------         -------------         -------------
Total Costs and Expenses                                        10,138,112            19,480,599            16,580,327
                                                             -------------         -------------         -------------
  Loss From Continuing Operations                               (2,475,053)          (13,039,637)          (14,856,508)


Other Income  [Expense]:
  Interest Income                                                1,959,405             2,619,646             1,712,272
  Interest Expense, net of Capitalized Interest                (19,061,910)          (18,225,375)          (11,023,794)
  Gain on Sale of Development Agreement                            220,958                  --                    --
  Sale of Management Contract                                    3,000,000                  --                    --
                                                             -------------         -------------         -------------
Total Other Income [Expense], net                              (13,881,547)          (15,605,729)           (9,311,522)
                                                             -------------         -------------         -------------




Loss From Continuing Operations Before Income Tax              (16,356,600)          (28,645,366)          (24,168,030)


Provision For Income Tax (Expense) Benefit                        (320,645)                 --                 483,738
                                                             -------------         -------------         -------------




Loss From Continuing Operations                                (16,677,245)          (28,645,366)          (23,684,292)


Discontinued Operations:
  Loss From  Discontinued Operations
     [Net of Income Tax][Note 6]                                      --             (18,953,923)                 --

  Gain/[Loss] on Disposal of Discontinued Operations
     [Net of  Income Tax]  [Note 6]                             12,638,968           (69,276,883)                 --
                                                             -------------         -------------         -------------
  Total Discontinued Operations                                 12,638,968           (88,230,806)                 --
                                                             -------------         -------------         -------------




  Net [Loss] Before Extraordinary Item                       $  (4,038,277)        $(116,876,172)        $ (23,684,292)
  Extraordinary Item - Loss on Early
  Extinguishment of Debt [Net of Income Tax] [Note 8]                 --                (832,846)                 --
                                                             -------------         -------------         -------------

  Net [Loss]                                                 $  (4,038,277)        $(117,709,018)        $ (23,684,292)
                                                             =============         =============         =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year  ended June 30,
                                                              ---------------------------------------------
                                                              1 9 9 6             1 9 9 5           1 9 9 4
                                                              -------             -------           -------
                                                             [Restated]
EARNINGS [LOSS] PER SHARE:




   Loss  from Continuing Operations                         $      (.86)        $     (1.66)       $     (1.68)
   Loss  from Discontinued Operations                              --                 (1.10)           --
   Gain/[Loss] on Sale of Discontinued Operations                   .65               (4.01)           --
   Extraordinary Item                                              --                  (.05)           --
                                                            -----------         -----------        -----------
   Net [Loss]                                               $      (.21)        $     (6.82)       $     (1.68)
                                                            ===========         ===========        ===========
  Weighted Average Number of Shares Outstanding              19,329,574          17,256,591         14,135,625
                                                            ===========         ===========        ===========




























The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

                                                     Common Stock                      Additional           Accumulated
                                              ---------------------------              ----------           -----------
                                              Shares               Amount                Capital             [Deficit]
                                              ------               ------                -------             ---------
                                                                                                             [Restated]
Balance - June 30, 1993                     12,746,326         $   9,224,448         $      22,564        $    (322,670)

  Exercise of Warrants                         860,756             2,025,049                  --                   --

  Repurchase of Common Stock                (2,000,000)           (8,000,000)                 --                   --

  Issuance of Common Stock                   4,912,291            24,711,455                  --                   --

  Issuance of Common Stock
    Purchase Warrants                             --                (474,987)            7,854,438                 --

  Equity Issuance Costs                           --              (1,377,465)                 --                   --

Net Loss Year Ended June 30, 1994                 --                    --                    --            (23,684,292)
                                         -------------         -------------         -------------        --------------
Balance - June 30, 1994                     16,519,373         $  26,108,500         $   7,877,002        $ (24,006,962)

Exercise of Common Stock Options                60,000                80,000                  --                   --

Issuance of Common Stock                       750,000             3,187,500                  --                   --

Issuance of Common Stock in
  Exchange for Debt                          2,000,201             8,241,099                  --                   --

Net Loss Year Ended June 30, 1995                                                                          (117,709,018)
                                         -------------         -------------         -------------        --------------

Balance - June 30, 1995                     19,329,574         $  37,617,099         $   7,877,002        $(141,715,980)




Net Loss Year Ended June 30, 1996                 --                    --                    --             (4,038,277)
                                         -------------         -------------         -------------        --------------

Balance - June 30, 1996                     19,329,574         $  37,617,099         $   7,877,002        $(145,754,257)
                                         =============         =============         =============        =============


The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended June 30,
                                                            ------------------------------------------------
                                                            1 9 9 6              1 9 9 5             1 9 9 4
                                                            -------              -------             -------
                                                          [Restated]



OPERATING ACTIVITIES:
  Net [Loss] from Continuing Operations                  $(16,677,245)        $(29,478,212)        $(23,684,292)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Continuing Operations:
      Loss on Early Extinguishment of Debt                       --                832,846                 --
      Loss on Sale of Assets                                    1,303                 --                   --
      [Gain] on Sale of Development Agreement                (220,958)                --                   --
      Write-off of Native American Assets                        --              1,017,766                 --
      Depreciation and Amortization                           939,631              398,067              395,344
      Amortization of Original Issue Discount                 643,233              673,392              249,501
      Amortization of Advances and
        Deferred Financing Costs                            1,430,630            1,441,753              827,787
      Interest Charge in Connection with
        Termination of Warrant                                   --                   --              4,000,000
      Other Non-Cash Charges                                     --                   --              1,625,000


    Changes in Assets and Liabilities -
      Net of Assets and Liabilities Acquired
      [Increase] Decrease in:
        Interest Receivable                                   (29,130)            (150,878)            (436,611)
        Income Taxes Receivable                                  --                486,720              (84,266)
        Prepaid Expenses and Other Current Assets             (58,979)            (193,751)              46,284
        Management Fees and Expenses Receivable             1,329,424           (1,630,974)             (90,141)
        Deposits and Other Assets                               6,163              (44,273)            (226,381)




      Increase [Decrease] in:
      Accounts Payable and Accrued Expenses                 1,496,364           12,407,884            1,096,331
      Accrued Interest Expense                             16,794,432              331,908            6,173,264
                                                         ------------         ------------         ------------

    Total Adjustments                                      22,332,113           15,570,460           13,576,112
                                                         ------------         ------------         ------------


  Net Cash - Continuing Operations                          5,654,868          (13,907,752)         (10,108,180)

  [Loss] from Discontinued Operations                            --            (18,953,923)                --
  Gain/[Loss] on Sale of Discontinued Operations           12,638,968          (69,276,883)                --

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended June 30,
                                                                   -----------------------------------------------------
                                                                     1 9 9 6              1 9 9 5             1 9 9 4
                                                                     -------              -------             -------
                                                                   [Restated]
    Adjustments to Reconcile [Loss] Gain from
    Discontinued Operations to Net Cash
    Provided by Discontinued Operations:
      Equity in (Gain) Losses of Unconsolidated Affiliate         $  1,262,000          $ 48,388,511         $        --
      Reserve for Port of New Orleans Assets                              --               7,051,500                  --
      Write-off of Impaired Gaming Assets                                 --              23,725,380                  --
      Depreciation and Amortization                                       --               2,807,326                  --
      Adjustments to Basis of Disposed Assets                       (5,980,779)                 --                    --
      [Gain] on Sale of Disposed Assets                            (17,542,802)                 --                    --
      Proceeds from Sale of Discontinued Operations                 15,000,000                  --                    --
      Cash Disbursed to Liquidating Trust                           (4,740,773)                 --                    --
      Repayment of Debtor in Possession
         Financing of CCCD                                          (3,009,227)                 --                    --
      Accrued Expenses due to Liquidating Trust                      7,000,000                  --                    --
      Accrued Expenses on Sale of Discontinued Operations              500,000                  --                    --
                                                                  ------------          ------------         -------------

  Net Cash - Discontinued Operations                                 5,127,387            (6,258,089)                 --
                                                                  ------------          ------------         -------------

  Net Cash - Operating Activities                                   10,782,255           (20,165,841)          (10,108,180)

INVESTING ACTIVITIES:
  Proceeds from Sale of Assets                                         292,240                  --                    --
  Investment in Property and Equipment                                    --             (35,083,517)           (7,773,489)
  Berth Infrastructure Reimbursement (Payments)                           --                 500,000            (3,016,561)
  Proceeds from Sale of Assets                                           1,571               112,500                  --
  Cash Held in Escrow                                                     --                    --              (2,534,939)
  Issuance of Notes Receivable                                            --                    --              (5,000,000)
  Proceeds from Repayment of Notes Receivable                             --                    --               5,000,000
  CMDI Acquisition Payment                                                --                    --                (112,500)
  Cash Acquired with CMDI                                                 --                    --                 196,725
  Advances to Affiliates                                              (335,172)          (37,590,605)           (1,045,025)
  Gaming Asset Purchase                                                   --                    --              (6,540,000)
  Net Transfers (to) from Restricted Cash                            4,063,558            89,398,474           (93,462,032)
  Investments in Management Agreements                                (242,662)           (3,037,193)             (138,307)
  Native American Casino Development Advances                             --                    --              (1,505,988)
  Repayment of Native American Casino
    Development Advances/Loans                                      12,097,137             1,419,958               765,439
  Loans to Tribes                                                   (1,069,498)          (17,261,596)           (1,281,733)
  Cash Held in Escrow                                                 (500,000)                 --                    --
                                                                  ------------          ------------         -------------

  Net Cash - Investing Activities                                 $ 14,307,174          $ (1,541,979)        $(116,448,410)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

                                            CAPITAL GAMING INTERNATIONAL, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                               Year ended June 30,
                                                                -------------------------------------------------
                                                                1 9 9 6             1 9 9 5               1 9 9 4
                                                                -------             -------               -------
                                                              [Restated]
FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes                           $        --           $   2,000,000         $ 135,000,000
  Repayment of Equipment/Other Notes                           (1,686,360)             (379,995)          (16,200,000)
  Proceeds from Exercise of Warrants and Options                     --                  80,000             2,025,049
  Proceeds from Common Stock Issuance                                --               3,187,500            24,711,455
  Cash for Debt Issuance Costs                                       --                    --              (8,899,402)
  Proceeds from Bridge Financing                                     --                    --               4,000,000
  Payments to Trustee for Senior Secured Noteholders          (22,488,686)                 --                    --
                                                            -------------         -------------         -------------

  Net Cash - Financing Activities                             (24,175,046)            4,887,505           140,637,102
                                                            -------------         -------------         -------------

  Net Increase in Cash and Cash Equivalents                       914,383           (16,820,315)           14,080,512

Cash and Cash Equivalents - Beginning of Periods                1,187,241            18,007,556             3,927,044
                                                            -------------         -------------         -------------

Cash and Cash Equivalents - End of Periods                  $   2,101,624         $   1,187,241         $  18,007,556
                                                            =============         =============         =============



Supplemental Disclosures of Cash Flow Information:
      Cash paid during the periods for:
        Interest (Net of Amounts Capitalized)               $   2,510,052         $  17,251,844         $   4,322,743
        Income Taxes                                        $     320,645         $        --           $        --











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




         As amended in June 1994, the Marketing Services Agreement only applies to the present and not the future gaming projects of the Company and limits the fee paid to HFS for the Narragansett Project to 0.25% of annual Net Gaming Revenues for such project. In consideration for the termination of HFS' right to provide marketing services and collect marketing services fees with respect to future gaming operations of the Company, and the limit placed on marketing services fees paid to HFS for the Narragansett Project, the Company paid and expensed $1 million to HFS in June 1994. Additionally, marketing expenses under this agreement amounted to approximately $311,000 for the year ended June 30, 1995 and approximately $939,000 for the year ended June 30, 1996. The Company is presently in default under the agreement.


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

[29]  Restatement of Financial Statements

         The Company has a marketing services agreement with HFS [see Note 20]. The Company's management ceased accruing for this liability in October, 1995, because of the anticipated rejection of the contract during the Company's planned restructuring (See Note 26). Subsequently, it was determined by management that relative to the expected restructuring of the Company, HFS would have an unsecured claim for the nine months of unpaid fees pursuant to the HFS agreement and that a liability should have been established for these unpaid fees at June 30, 1996. As of June 30, 1996, accrued expenses include approximately $763,000 in marketing service fees. An expense for this amount has been included in the Company's results of operation for the year ended June 30, 1996.

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
     ------                                   ===========      ===========      ===========       ===========

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   EXHIBIT 11

                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                                                                    Year ended June 30,
                                                 ------------------------------------------------------
                                                 1  9  9  6             1  9  9 5            1  9  9  4
                                                 ----------             ---------            ----------
Proceeds upon Assumed Exercise of
  Options Outstanding                                    --                    --           $  36,681,000
                                                =============         =============         =============

Number of Shares Outstanding
  as Adjusted                                      19,329,574            17,256,591            14,135,625

Issued Shares on Assumed
 Exercise of Options                                       (1)                   (1)                   (1)

Shares Assumed to be Repurchased
  with Proceeds from Exercise                              (1)                   (1)                   (1)
                                                -------------         -------------         -------------

      Total Common and Common
        Equivalent Shares                          19,329,574            17,256,591            14,135,625
                                                =============         =============         =============

NET  [LOSS] INCOME FOR YEAR:




  Loss from Continuing  Operations              $ (16,677,245)        $ (28,645,366)        $ (23,684,292)
  Loss from Operations of
    Discontinued Business                                --             (18,953,923)                 --
  Gain/(Loss) on Sale of Discontinued
    Operations                                     12,638,968           (69,276,883)                 --
  Extraordinary Item                                     --                (832,846)                 --
                                                -------------         -------------         -------------

  NET [LOSS]                                    $  (4,038,277)        $(117,709,018)        $ (23,684,292)
                                                =============         =============         =============

EARNINGS PER SHARE:
  Loss from Continuing
    Operations Before Extraordinary Item        $        (.86)        $       (1.66)        $       (1.68)
  Loss from Operations of
    Discontinued Business                                --                   (1.10)                 --
  [Loss]/Gain on Sale of Discontinued
    Operations                                            .65                 (4.01)                 --
  Extraordinary Item                                     --                    (.05)                 --
                                                -------------         -------------         -------------

NET [LOSS]                                      $        (.21)        $       (6.82)        $       (1.68)
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

                       CAPITAL GAMING INTERNATIONAL, INC.
                                   EXHIBIT 12

          SCHEDULE OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                                Years ended
                                            ----------------------------------------------------------------------------------
                                                                                 June 30,
                                            ----------------------------------------------------------------------------------
                                                1996              1995            1994                1993             1992
                                                ----              ----            ----                ----             ----
                                             [Restated]



Consolidated Pre-Tax
[Loss] Income from Continuing Operations    $(16,677,245)    $(29,478,212)    $(23,684,292)       $ (1,652,412)    $     52,282
Fixed Charges                                 21,846,414       20,388,518        7,837,795               2,332           12,800
                                            ------------     ------------     ------------        ------------     ------------

    Earnings for Computation                $  5,169,169     $ (9,089,694)    $(15,846,497)       $ (1,650,080)    $     64,290
                                            ============     ============     ============        ============     ============



Interest Expense                            $ 19,061,910     $ 18,225,375     $  7,023,794(1)     $       --       $        942

Capitalized Interest                                --          1,473,522          233,645                --               --

Deferred Financing Costs                       2,784,504        2,115,143          777,288                --               --

Interest Portion of Rent Expense                    --       $     48,000     $     36,713        $      2,332           11,066
                                            ------------     ------------     ------------        ------------     ------------


    Fixed Charges                           $ 21,846,414     $ 21,862,040     $  8,071,440        $      2,332     $     12,008
                                            ============     ============     ============        ============     ============

Ratio of Earnings to Fixed Charges          $       --       $       --               --          $       --       $       5.35
                                            ============     ============     ============        ============     ============






Deficiency of Earnings                      $ 16,677,245     $ 30,951,734     $ 23,917,937        $  1,652,412     $       --
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

                               CAPITAL GAMING INTERNATIONAL, INC.







Dated:   November 13, 1996      By:    /s/ Edward M. Tracy
                                  -----------------------
                                     Edward M. Tracy, Chief Executive Officer,
                                     President and Director



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

        Signature                                   Title                                    Date
        ---------                                   -----                                    ----




/s/ Edward M. Tracy                        Chief Executive Officer,                   November 13, 1996
-----------------------------------        President and Director
Edward M. Tracy                            (Principal Executive Officer)



/s/ Col. Clinton L. Pagano                 Executive Vice President                   November 13, 1996
-----------------------------------        of Compliance and Director
Col. Clinton L. Pagano



/s/ Cory Morowitz                          Acting Chief Financial Officer             November 13, 1996
-----------------------------------        (Principal Financial Officer)
Cory Morowitz