Form 10-Q
period 1996-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1996-11-14
CIK 867443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


                           Commission File No. 0-19128
                           ---------------------------


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

                                   ----------
       Registrant's telephone number, including area code: (609) 383-3333


                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES __X__ NO _____

   Indicate the number of shares outstanding of each of the issuer's class of common stock as of November 1, 1996: 19,329,574



================================================================================

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX



Part I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                      September 30, 1996 and June 30, 1996  [Unaudited] . . . . . . . . . . . . . . . .     1  -  2

                  Consolidated Statements of Operations for the three months
                      ended September 30, 1996 and 1995 [Unaudited]  . . . . . . . . . . . . . .   . . .    3

                  Consolidated Statement of Changes in Stockholders' Deficit for
                      the three months ended September 30, 1996 [Unaudited]   . . . . . . . . . . . .       4

                  Consolidated Statements of Cash Flows for the three months
                      ended September 30, 1996 and 1995 [Unaudited]    . . . . . . . . . . . . . . . . . .  5  -  7

                  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . .   8  -  13

Item 2.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . .   14


Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

Item 3.           Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Item 6.           Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Signature Page    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29


Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                                                       September 30,       June 30,
                                                                            1996             1996
                                                                       -------------       --------
                                                                        [Unaudited]
CURRENT ASSETS:
  Cash and Cash Equivalents                                             $ 3,145             $ 2,102
  Cash Held in Escrow                                                     1,437                 500
  Interest Receivable                                                        42                 616
  Native American Management Fees and Expenses Receivable                   794                 667
  Current Portion - Native American Loan Receivable                       3,748               3,696
  Notes Receivable                                                           --              35,000
  Prepaid Expenses and Other  Current Assets                                189                 206
                                                                        -------             -------

TOTAL CURRENT ASSETS                                                      9,355              42,787
                                                                        -------             -------

FURNITURE, FIXTURES AND EQUIPMENT, net                                      118                 127

OTHER ASSETS:
  Native American Loan Receivable                                         6,474               7,630
  Investments in Native American Management Agreements, net               2,461               2,677
  Deferred Financing Costs, net                                           4,573               6,213
  Deposits and Other Assets                                                 188                 188
  Goodwill, net                                                             416                 426
                                                                        -------             -------

TOTAL OTHER ASSETS                                                       14,112              17,134
                                                                        -------             -------

TOTAL ASSETS                                                            $23,585             $60,048
                                                                        =======             =======






The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1
                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                          September 30,             June 30,
                                                                              1996                    1996
                                                                          -------------             ---------
                                                                           [Unaudited]
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                     $   3,011               $   9,943
  Accrued Professional Fees                                                     1,932                   1,917
  Accrued Interest                                                             27,130                  23,277
  Equipment Notes Payable - Current Maturity                                      892                   1,290
  Bondholder Consent Fee Note                                                   1,350                   1,350
  Bank Line of Credit                                                           2,000                   2,000
  11.5% Senior Secured Notes Payable - [net of
     Original Issue Discount of $2,196 and $2,980]                            124,804                 124,020
  Funds held/paid by Trustee for/to Senior Secured Noteholders                (49,986)                (22,489)
  Unsecured 11.5% Term Note Payable                                            19,000                  19,000
                                                                            ---------               ---------


TOTAL CURRENT LIABILITIES                                                   $ 130,133               $ 160,308

LONG-TERM DEBT:                                                                    --                      --

STOCKHOLDERS' DEFICIT
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;                      --                      --
  Common Stock, No Par Value, Authorized  75,000,000 Shares;
  Issued and Outstanding 19,329,574 Shares                                     37,617                  37,617
  Additional Paid In Capital                                                    7,877                   7,877
  Accumulated  Deficit                                                       (152,042)               (145,754)
                                                                            ---------               ---------
TOTAL STOCKHOLDERS' DEFICIT                                                  (106,548)               (100,260)
                                                                            ---------               ---------

TOTAL LIABILITIES AND  STOCKHOLDERS'  DEFICIT                               $  23,585               $  60,048
                                                                            =========               =========



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1
                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                                 (In thousands)

                                                                                 Three months ended
                                                                                     September 30,
                                                                        1996                          1995
                                                                    ------------                   ----------
REVENUE
  Native American Casino Management Fees                              $  2,137                      $  2,718

COSTS AND EXPENSES
  Salaries, Wages and Related Costs                                        473                           756
  Gaming Development Costs                                                 296                           650
  Professional Fees                                                        439                           693
  General and Administrative                                               488                           469
  Depreciation and Amortization                                            235                           175
  Write-off of Deferred Charges                                             --                            64
  Reorganization Costs                                                     243                            --
                                                                      --------                      --------
Total Costs and Expenses                                                 2,174                         2,807
                                                                      --------                      --------

  Loss From Continuing Operations before Other
    Income/[Expense]                                                       (37)                          (89)

Other Income  [Expense]:
Interest Income                                                            168                           515
Interest Expense                                                        (4,306)                       (4,775)
Gain From Sale of Development Agreement                                     --                           221
Sale of Management Contract                                                 --                         3,000
                                                                      --------                      --------
Total Other Income [Expense], net                                       (4,138)                       (1,039)
                                                                      --------                      --------
Loss From Continuing Operations Before Income Tax                       (4,175)                       (1,128)
Provision for State Income Taxes                                          (115)                           --
                                                                      --------                      --------
Loss From Continuing Operations                                         (4,290)                       (1,128)

Discontinued Operations:
  Loss from Operations of Discontinued Business
    and Other Reorganization Items                                          --                        (1,600)
                                                                      --------                      --------
  Net Loss Before Extraordinary Item                                  $ (4,290)                     $ (2,728)
Extraordinary Item - Loss From Early
  Extinguishment of Debt                                                (1,998)                           --
                                                                      --------                      --------
Net Loss                                                                (6,288)                       (2,728)
                                                                      ========                      ========

Earnings Per Share:
  Loss From Continuing Operations                                     $   (.22)                     $   (.06)
  Loss From Operations of Discontinued Business                           (.00)                         (.08)
  Extraordinary Item                                                      (.11)                         (.00)
                                                                      --------                      --------
  Net Loss                                                            $   (.33)                     $   (.14)
                                                                      ========                      ========
  Weighted Average Number of Shares
      Outstanding  (in thousands)                                       19,330                        19,330
                                                                      ========                      ========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   [UNAUDITED]
                                 (In thousands)

                                                     Common Stock               Additional      Accumulated
                                               ------------------------         ----------      -----------
                                               Shares            Amount          Capital         [Deficit]
                                               ------            ------          -------         ---------

Balance - June 30, 1996                       19,330          $  37,617         $  7,877         $(145,754)

  Net loss for the three months ended
    September 30, 1996                             -                  -                -            (6,288)
                                            ---------         ---------         ---------       -----------

Balance - September 30, 1996                  19,330          $  37,617         $  7,877         $(152,042)
                                            =========         ===========       ==========       ==========
















The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In thousands)

                                                                 Three months ended
                                                                    September 30,
                                                                   1996       1995
                                                                -------    -------
OPERATING ACTIVITIES:
  Net Loss from Continuing Operations                           $(4,290)   $(1,128)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Continuing Operations:
      Depreciation and Amortization                                 235        174
      Write-off of Deferred Charges                                  --         64
      Amortization of Deferred Finance Charges
         and Original Issue Discount and
         Extraordinary Loss From Early Extinguishment of Debt       426        519
     Gain From Sale of Development Agreement                         --       (221)

    Changes in Assets and Liabilities -
      [Increase] Decrease in:
        Interest Receivable                                         140        399
        Prepaid Expenses and Other Current Assets                    18         --
        Management Fees and Expenses Receivable                    (128)       976
        Deposits and Other Assets                                    --          8
      Increase [Decrease] in:
        Accounts Payable and Accrued Expenses                        83       (358)
        Accrued Interest Expense                                  3,852      4,175
                                                                -------    -------

    Total Adjustments                                             4,626      5,736
                                                                -------    -------

  Net Cash - Continuing Operations                              $   336    $ 4,608

    Loss From Discontinued Operations                                --     (1,600)
    Adjustments to Reconcile Loss to Net Cash Used
      in Discontinued Operations:
       Equity in Losses of River City Joint Venture                  --        831
       Change in Net Assets of Discontinued Operations               --       (192)
                                                                -------    -------
  Net Cash - Discontinued Operations                                 --       (961)
                                                                -------    -------

  Net Cash - Operating Activities                               $   336    $ 3,647






The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1
                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In thousands)


                                                       Three months ended
                                                          September 30,
                                                        1996        1995
                                                    --------    --------
INVESTING ACTIVITIES:
  Investment in Property, Vessel and Equipment      $     --    $   (453)
  Advances to Joint Venture                               --        (630)
  Net Transfers from Restricted Cash                      --       4,064
  Investments in Management Agreements                    --        (149)
  Native American Casino Development Advances             --      (1,070)
  Repayment of Native American Notes Receivable        1,104       9,660
                                                    --------    --------

  Net Cash - Investing Activities                   $  1,104    $ 11,422

FINANCING ACTIVITIES:
  Funds Held by Trustee                                   --     (14,386)
  Reduction in Equipment Notes                          (397)       (428)
  Proceeds From Sale of Development Agreement             --         292
                                                    --------    --------
  Net Cash - Financing Activities                   $   (397)   $(14,522)
                                                    --------    --------

  NET DECREASE IN CASH                              $  1,043    $    547

 Cash and Cash Equivalents - Beginning of Periods   $  2,102    $  1,187
                                                    --------    --------

 Cash and Cash Equivalents - End of Periods         $  3,145    $  1,734
                                                    ========    ========









The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1
                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]



Supplemental Disclosures of Cash Flow Information:

                                              Three months ended
                                                 September 30,
                                              ------------------
                                              1996          1995
                                              ----          ----
Cash paid during the periods for:
  Interest                                  $   27        $   --
  Income Taxes                              $   --        $   --

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         On July 29, 1996, the Indenture Trustee for the Company's Senior Secured Noteholders distributed an aggregate of $49,986,000 in cash and Purchaser's Notes to the Senior Secured Noteholders on account of principal and accrued interest ("Noteholder Distribution"). The Noteholder Distribution included $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract, $3.2 million in unused restricted cash and other sources. Subsequently, in August 1996 the Purchaser's Notes were redeemed by CMC at 100% of the principal amount plus accrued interest. The remainder is held by the trustee of the Company's Senior Secured Noteholders, including cash escrow balances of $413,030 and $524,017 to secure current and future fees for services of the trustee.



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

         The Company previously had an interest in Crescent City Capital Development Corp. ("CCCD"), a wholly owned subsidiary which had a 50% interest in a joint venture riverboat gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). Due primarily to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry, the gaming facility voluntarily ceased operations in June of 1995 and the River City Joint Venture was terminated in July of 1995. On July 28, 1995, CCCD consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code. Since such order, CCCD continued to manage its business and properties as a debtor-in-possession. On May 13, 1996, the Company sold the assets and its remaining interest in CCCD to a wholly owned subsidiary of Casino Magic Corporation (CMC) for an aggregate consideration of $50 million in cash and notes and the assumption of up to $6.5 million in certain equipment liabilities.

         As a result of CCCD's reorganization and sale, the Company is now focusing all of its efforts on (i) restructuring the Company's debt, (ii) maintaining its remaining gaming management contracts with Native American Tribes, (iii) developing the Narragansett Casino, and (iv) seeking new gaming opportunities. In order to restructure its debt, the Company intends to file a consensual, pre-negotiated Plan of Reorganization under Chapter 11 of the Bankruptcy Code which will have the approval of the Steering Committee for its Senior Secured Noteholders (the "Restructuring Case"). The Company believes that a pre-negotiated plan of reorganization has many benefits including an expedited time frame for confirmation of approximately 120 days or less. See "Going Concern and Planned Restructuring".

         The accompanying unaudited financial statements have been prepared in accordance with generally

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]


accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the periods then ended. Results of operations for interim periods are not necessarily indicative of a full year of operations. The expenses incurred by CCCD to maintain the physical assets and maintain certain administrative requirements are reflected as part of Discontinued Operations in the Statement of Operations for all periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Capital Gaming International, Inc. Form 10-K for the fiscal year ended June 30, 1996 and as filed with the Securities and Exchange Commission ("SEC").

         Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

[B] CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

[C] SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's Form 10-K, as amended, for the year ended June 30, 1996, as filed with the Securities and Exchange Commission.

[D] GOING CONCERN AND PLANNED RESTRUCTURING

         As shown in the accompanying financial statements, the Company has a stockholders' deficit of approximately $107 million. At September 30, 1996 the Company's current liabilities exceeded its current assets by approximately $121 million. Additionally, the Company is a party to various legal and other actions as a result of the cessation of certain operations and defaults on debt. Those factors create uncertainty about the Company's ability to continue as a going concern. The ultimate liability resulting from those matters cannot presently be determined.

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

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]



         In connection with the restructuring of the Company's outstanding debt, the Company anticipates that it will file a consensual, pre-negotiated Plan of Reorganization (the "Prenegotiated Plan") under Chapter 11 of the U.S. Bankruptcy Code which will have the approval of the Steering Committee for its Senior Secured Noteholders which is comprised of greater than two-thirds of the Senior Secured Noteholders (the "Restructuring Case"). The Company believes that the filing of a Prenegotiated Plan has many benefits including an expedited time frame for confirmation of approximately 120 days or less. At this time the Company cannot project the terms of the Prenegotiated Plan or any other plan of reorganization and there is no assurance that any plan of reorganization filed by the Company will be consummated. The consummation of a plan of reorganization will be dependent upon the satisfaction of numerous conditions, including, among others, the acceptance of such plan by at least one class of impaired claims and confirmation by the Bankruptcy Court. Acceptance by a class of creditors requires the approval of holders of two-thirds in principal amount and more than one-half in number of those voting in such class. There is no assurance that the required conditions of any plan of reorganization filed by the Company will be met. If the Company does file a voluntary petition for relief under Chapter 11, it is not possible to predict the length of time the Company will be able to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of such proceedings on the remaining business of the Company.

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

         The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any Restructuring Case for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC and does not constitute a default under any such agreements. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case.

         The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter
7. The Company does not believe that the Restructuring Case will constitute an event of default under any of these provisions.

         Section 382 of the Internal Revenue Code of 1986 provides that in the event of an "Ownership Change" within the meaning of such Section, the Company's use of its tax net operating loss carryforwards could be severely limited. Although there can be no assurance, the Company believes that an "Ownership Change" within the meaning of such Section will not occur. Additionally, it is possible that the Company's net operating loss carryforwards will be substantially reduced or eliminated by cancellation of debt income in connection with the contemplated planned restructuring.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]


         The issuance of common stock in the restructuring to any holder of debt resulting in such holder becoming a substantial stockholder of the Company (greater than 5%) may require such stockholder to obtain certain licensing and other consents.

[E] FUNDS HELD (PAID) BY TRUSTEE FOR (TO) SENIOR SECURED NOTEHOLDERS

         On July 29, 1996, the trustee for the Senior Secured Noteholders distributed a total of $49,986,000 to the Senior Secured Noteholders as follows:
(i) $21,986,000 in funds previously held by the trustee, and (ii) $28,000,000 in Casino Magic notes from the sale of the Company's CCCD subsidiary. Due to the Company's previous default on the Senior Secured Note obligation, the specific application of these repayments is not known at this time. The balance sheet as of September 30, 1996 therefore reflects a $49,986,000 contra-liability related to Senior Secured Noteholder indebtedness. Interest expense for the period subsequent to July 29, 1996 has been recorded based on an estimated liability after the repayment of approximately $99,000,000. The cash balances remaining with the trustee after the Senior Secured Note repayment have been reclassified as current assets as of September 30, 1996.

[F] RHODE ISLAND DEVELOPMENT PROJECT

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

         Although there can be no assurance, the Company believes that there is a chance that the Chaffee amendment may be overturned in the next Congressional session. In addition, the Secretary of the Interior has requested comments as to whether the Secretary can enact Secretarial procedures to permit gaming under IGRA for Tribe's in States (such as Rhode Island) that refuse to negotiate Tribal-State Compacts in good faith. If the Secretary concludes that he has such authority, the Company believes that the Secretary may adopt such procedures sometime in 1997. On April 16, 1996, the Narragansett Tribe filed a petition with the Secretary requesting that the Secretary adopt procedures applicable to gaming by the Tribe. Unless the Chaffee amendment is overturned, however, there can be no assurance that the Secretary will have the authority to impose a compact on the State of Rhode Island. In spite of the set-back caused by the Chaffee amendment, the Company intends to pursue the Narragansett development project.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]


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

         The Company has continued funding the on-going development costs of the Rhode Island Development Project, which for the three months ended September 30, 1996 have amounted to approximately $296,000. Such costs primarily consist of legal costs, environmental engineering and assessment and design costs.

[G] INCOME TAXES

         Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 109 "Accounting for Income Taxes." The Statement requires that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The effect of the adoption is not material to the financial statements.

         As of September 30, 1996, the Company has a net operating loss carryforward in excess of approximately $72 million which begins to expire in 2009. As a result the Company has recorded a deferred tax asset of approximately $24.5 million which has been offset by an allowance of $24.5 million as realization cannot be assured at this time. Additionally, it is possible that the Company's net operating loss carryforwards will be substantially reduced or eliminated by cancellation of debt income in connection with the contemplated planned restructuring.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements (Continued)
[Unaudited]


[H]  SALE OF CRESCENT CITY CAPITAL DEVELOPMENT

         On May 13, 1996, the Company sold substantially all of its remaining assets in the CCCD subsidiary to a wholly owned subsidiary of Casino Magic Inc. ("CMC") for $56,500,000 as follows:

                 Notes                                       $35,000,000
                 Cash                                         15,000,000
                 Assumption of Equipment Liability             6,500,000
                                                             -----------
                                                             $56,500,000

         During the quarter ending September 30, 1996, the trustee for the Senior Secured Noteholders transferred $28,000,000 of the CMC notes to the Senior Secured Noteholders. In addition, the remaining $7,000,000 of notes were transferred to the CCCD bankruptcy trustee in settlement of previously recorded liabilities. In August 1996 the CMC notes were redeemed by CMC at 100% of the principal amount plus accrued interest.

[I] EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT

         The payment to the Senior Secured Noteholders resulted in a loss from early extinguishment of debt of approximately $1,998,000. The loss is primarily a result of the write-off of unamortized original issue discount and unamortized deferred finance costs related to the principal amount of the notes retired (See Note E.)

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

Liquidity and Capital Resources

General

         The Company is experiencing serious liquidity difficulties as a result of the failure of the New Orleans project and sale of Crescent City Capital Development Corp. ("CCCD"). From July 28, 1995 through April 29, 1996, when its Amended Plan of Reorganization was confirmed, CCCD was operating as a debtor-in-possession. Pursuant to CCCD's Amended Plan of Reorganization, substantially all of the assets of CCCD were sold to Casino Magic Corp. on May 13, 1996. The Company has defaulted on the Company's 11-1/2% Senior Secured Notes ("Senior Secured Notes") and the FNBC bank note due to failure to make required interest payments. In addition, the Company did not make the required October 26, 1995 interest payment on the $19 million unsecured term note. The Company's working capital position at September 30, 1996 was negative approximately $121 million which includes the outstanding balance of the Senior Secured Notes which are in default and classified as a current liability. Stockholders' equity is in a deficit position of approximately $107 million as of September 30, 1996. The Company continues to operate based upon the funds received from its wholly owned subsidiary, Capital Gaming Management, Inc., the subsidiary which manages three Native American gaming facilities. The Company's cash flows are dependent upon the management fees earned from three management contracts.

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

         While the Company cannot predict the terms of its restructuring, the Restructuring Case is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company. The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any reorganization proceedings for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case. The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7. The Company does not believe that the Restructuring Case will constitute an event of default under any of these provisions.

Sources and Uses of Cash

         During the three months ended September 30, 1996 cash of approximately $336,000 was generated from operating activities. Cash flow was primarily attributable to CGMI's net income from operations of approximately $1,275,000. Significant non-cash items during the three month period include interest expense accruals of approximately $3,577,000 and depreciation and amortization of $2,659,000. These cash sources are

Part I, Item 2
                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


offset by expenses of Capital Gaming International, Inc., development costs incurred related to the Rhode Island project and the extraordinary loss from the early retirement of debt. If the Company held the liquid resources necessary to meet its interest expense obligations as they came due, net cash from operating activities would be negative.

         The net cash from investment activities for the quarter ended September 30, 1996 was $1,104,000 generated from collection of Native American loan repayments. Net financing activities required $397,000, primarily for the reduction of equipment notes payable.

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

         Hospitality Franchise Systems, Inc. Hospitality Franchise Systems, Inc. ("HSFI") purchased shares of the Company's common stock in the February 1994 private placement. The Company entered into a Marketing Services Agreement (the "Marketing Services Agreement") with HFS Gaming Corp. ("HFSC"), a wholly-owned subsidiary of HSFI, on February 17, 1994 which was amended in June 1994. Pursuant to the amended Marketing Services Agreement HFSC agreed to employ marketing efforts for the Company's current gaming projects to HSFC's customers as well as the franchises of HSFI and their customers in return for 1% of Net Gaming Revenues (as defined) other than the Narragansett Project which is limited to 0.25% of the annual gaming revenues for such project. The Company is presently in default under the Marketing Services Agreement.

Capital Requirements

         Capital Gaming International, Inc. Upon the cessation of gaming operations at the New Orleans River City Casino, the Company implemented a business strategy of not only reducing operating expenses at the Crescent City Corp. level but also reducing operating expenses at the Company as well as at the other operating subsidiaries. In connection therewith, in the fiscal year ended June 30, 1996, the Company and its subsidiaries (other than Crescent City Corp.) reduced non-Crescent City Corp. selling general and administrative expenses by $9.5 million per year. Additionally, the Company and its subsidiaries have downsized its employees from 56 at fiscal year end June 30, 1995 to 13 employees at September 30, 1996. The capital requirements of the parent company through September 30, 1997 will approximate $3.2 million not including estimated attorney and restructuring fees surrounding the anticipated restructuring which may total an additional $1.5 million.

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

Part I, Item 2
                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following discussion of the results of operations includes Capital Gaming International, Inc. and its wholly owned subsidiaries, Crescent City Capital Development Corp., (CCCD), and Capital Gaming Management Inc. (CGMI). On May 13, 1996, all of the shares of capital stock were sold to a wholly-owned subsidiary of Casino Magic Corp. (CMC). The Company's other active wholly owned subsidiary, Capital Development Gaming Corp. is continuing to fund expenses of the Rhode Island project. The results of operations of CCCD for the three months ended September 30, 1995 include its 50% interest in losses of River City Joint Venture ("RCJV"), a general partnership whose other equal partner was Grand Palais Riverboat, Inc. (a wholly owned subsidiary of Hemmeter Enterprises, Inc.). The operations of CCCD have been presented in the Statement of Operations as discontinued operations. All amounts in this discussion are approximate as the format of the financial statements rounds all amounts to the nearest thousand.

Three months ended September 30, 1996 compared to September 30, 1995

Consolidated

         The three months ended September 30, 1996, resulted in a net loss from continuing operations of $4,290,000 ($.22 per share) and an extraordinary loss of $1,998,000 ($.11 per share) producing for the Company a net loss of $6,288,000, ($.33 per share). This compares with losses from the quarterly period ended September 30, 1995 of $1,128,000 ($.06 per share) and $1,600,000 ($.08 per share), representing continuing operations and discontinued operations, respectively. The losses from continuing operations for the quarter ended September 30, 1996 are substantially attributable to interest expense related to the Company's secured and unsecured debt. This is similarly true for the quarter ended September 30, 1995. The Company accrued interest based on $98,883,000 and $127,000,000 of outstanding 11.5% Senior Secured Notes for the quarterly periods September 30, 1996 and 1995, respectively, and the $19,000,000 unsecured term note. The Company estimated the outstanding balance of the Senior Secured Notes to be $98,883,000 as of July 29, 1996, on which date the trustee disbursed approximately $50,000,000 to the Noteholders. The Company allocated $21,867,000 of this payment to the accrued and unpaid interest and $28,117,000 as a reduction of principal. The actual allocation of these payments has not yet been agreed upon by the Senior Secured Noteholders.

         The net increase of $3,162,000 in the loss from continuing operations is primarily attributable to the $3,000,000 buy-out of the management agreement by the Cow Creek Tribe in the prior periods and a $221,000 gain from the sale of a development agreement during the quarter ended September 30, 1995. CGMI had three Class III facilities active as of September 30, 1996 as compared to four Class III facilities in 1995. Thus, management fees for the comparative quarters decreased approximately $581,000.

         The consolidated loss from continuing operations before interest and other income/expense for the quarter ended September 30, 1996 was $37,000 as compared to the same loss for the immediately preceding June 30, 1996 fiscal quarter of $184,000. The decrease in loss is primarily attributable to increased management fees

Part I, Item 2
                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and a decrease in professional fees and salaries.

         Interest Income and Expense - Interest income was $168,000 for the quarter ending September 30, 1996 compared to $515,000 for the quarter ended September 30, 1995, the difference being attributable to the decrease in the outstanding loans to the tribes to $10,222,000 from $13,763,000 for the quarters ended September 30, 1996 and 1995, respectively and adjustments to accrued interest of $95,000. Interest expense for the quarter ended September 30, 1996 is comprised of the following: (i) Senior Secured Notes of $3,307,000, (ii) amortization of original issue discount and deferred finance charges - $427,000,
(iii) Republic Note payable - $546,000 and (iv) CGMI equipment notes - $26,000 for a total of $4,306,000. Total interest expense decreased from the quarter ended September 30, 1995 due to the extinguishment of $28,116,000 in Senior Secured Notes on July 29, 1996.

         Income Taxes - As the Company has continuing net operating losses
(NOL), there is a substantial NOL carryforward existing. A deferred tax benefit could not be recorded as its realization can not be assured at this time and the amount can not be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available NOL carryforwards. Any "ownership change," as defined in the Internal Revenue Code of 1986, will severely limit the amount of any NOL carryforwards that may be utilized. CGMI has recorded provisions during fiscal year 1996 for income taxes payable to states in which it operates. Additionally, it is possible that the Company's net operating loss carryforwards will be substantially reduced or eliminated by cancellation of debt income in connection with the contemplated planned restructuring.

         Extraordinary Loss - The loss of approximately $1,998,000 is primarily a result of the write-off of unamortized original issue discount and unamortized deferred finance costs related to the principal amount of notes retired.

Capital Gaming Management, Inc.  (CGMI)

         Management fees from CGMI's three Native American gaming facilities under management were $2,137,000 and decreased approximately $581,000 from the quarter ended September 30, 1995 as a result of three Class III facilities being operational during the quarter ended September 30, 1996 as compared to four Class III facilities in operation during the quarter ended September 30, 1995.

         CGMI's income from operations before interest and other income/expenses was $1,275,000 for the quarter ended September 30, 1996 and reflects management fee income of $2,137,000 reduced by $862,000 in operating costs. This represents a decrease of $536,000 from the quarter ended September 30, 1995. The costs include salaries and wages $122,000, professional fees $52,000, marketing $364,000, and general and administration and other costs $104,000. In addition, depreciation and amortization was $220,000. This compares to income from operations before interest and other income/expense for the September 30, 1995 quarter of $1,811,000 based on management fees of $2,718,000 offset by $907,000 in operating costs. Costs of the prior quarter include salaries and wages $187,000, professional fees $131,000, marketing $178,000, and

Part I, Item 2

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

general and administrative and other costs $188,000. Depreciation and amortization was $223,000. As mentioned previously, revenues have decreased $581,000 from the prior period.

         CGMI earned interest income of $248,000 for the quarter ended September 30, 1996 from outstanding loans to tribes of approximately $10.2 million as of September 30, 1996. The same quarter last year earned $473,000 in interest income, the difference being attributable to the outstanding loan balance of $13.8 million as of September 30, 1995. Interest expense of $26,000 was recognized in the September 30, 1996 quarter on outstanding equipment notes which CGMI obtained for financing slot machines installed in the Native American facilities.

Capital Gaming International, Inc. (CGI)

         CGI's costs of operations before interest and other income/expenses of $1,081,000 for the quarter ended September 30, 1996 include wages and salaries $351,000, professional fees $387,000 , development costs $49,000, reorganization costs $244,000, and general and administration costs $35,000. Additionally, depreciation and amortization was approximately $15,000. As compared to the quarter ended September 30, 1995, these costs in total represent a reduction of approximately $818,000 from the prior quarter total of approximately $1,899,000. The largest decrease is $555,000 in development costs, as the result of transferring the Narragansett development responsibilities to CDGC. However, the entire costs of the operations of CDGC continues to be funded by CGI. The total gaming development costs of CGI and CDGC were $296,000 for the quarter ended September 30, 1996, a decrease of $308,000 from the quarter ended September 30, 1995. In addition, salaries and professional fees decreased $218,000 and $175,000, respectively. This is offset by an increase in reorganization costs of $243,000 which represent costs in connection with the Company's proposed debt restructuring.

Part II, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.

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

Part II, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS


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

Part II, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS


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

Part II, Item 1

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS


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

Part II, Item 3

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS


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

Part II, Item 4
                       CAPITAL GAMING INTERNATIONAL, INC.

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


Exhibit
Number
------

27                Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CAPITAL GAMING INTERNATIONAL, INC.



Date:  November 1996     By:  /s/ Edward M. Tracy
                                -----------------------------------------------
                                  Edward M. Tracy, Chief Executive Officer,
                                  President and Director
                                  (Principal Executive Officer)



Date:  November 1996     By:  /s/ Cory Morowitz
                                -----------------------------------------------
                                  Cory Morowitz, Acting Chief Financial Officer (Principal Financial Officer)