Form 10-K/A
period 1996-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1997-05-16
CIK 867443

                  ============================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 2

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 1996
                                                                          or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ________ to ________

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

   Number of shares of Common Stock of the Registrant issued and outstanding as of September 30, 1996 was 19,329,574

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                  ============================================

                               TABLE OF CONTENTS

                                                                                                               Page

Item 6.           Selected Financial Data.........................................................................2

Item 7.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...................................................4

Item 8.           Financial Statements and Supplementary Data....................................................17

Item 10.          Directors and Executive Officers of the Registrant.............................................18

Item 11.          Executive Compensation.........................................................................20

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K............................................................................30

Consolidated Financial Statements...............................................................................F-1

                      ITEM 6.  SELECTED FINANCIAL DATA(1)

                                                                             Years ended June 30
                                             -----------------------------------------------------------------------------------
Statement of Operations Data:(1)(2)               1996             1995             1994             1993              1992
                                              [Restated]
Gross Revenues                               $   7,663,059    $  10,637,133    $   1,723,819    $        --        $        --
Operating Expenses                              15,041,112      111,907,576       16,580,327        3,003,127               --
Other Income [Expense]                           3,660,421      (15,605,729)      (9,311,522)         254,709             91,722
(Loss) Income from Operations                   (4,038,277)    (116,876,172)     (23,684,292)      (1,652,412)            52,282
Income from Discontinued Operations(4)                                                  --          2,310,319          1,058,460
Net Income (Loss)                               (4,038,277)    (117,709,018)     (23,784,292)         657,907(2)       1,110,742(2)
Earnings Per Share:
(Loss) Before Extraordinary Item                      (.21)           (6.82)           (1.68)            (.12)              --
Income (Loss) from Discontinued Operations            --                --              --                .17                .12
                                             -------------    -------------    -------------    -------------      -------------
Net Income/(Loss)                                     (.21)           (6.82)           (1.68)             .05                .12
Weighted Average Shares Outstanding             19,329,574       17,256,591       14,135,625       13,860,099          9,020,932

                                                                                      June 30
                                             -----------------------------------------------------------------------------------
Balance Sheet Data(3)                             1996             1995             1994             1993               1992

Working Capital (Deficit)(4)                 $(117,520,919)   $(143,893,036)   $  26,545,294    $   6,009,935      $   6,993,616
Total Assets                                    60,048,170       82,977,303      168,906,390        9,265,415          7,345,842
Long-Term Debt(4)                                     --         20,292,743      150,815,438             --                 --
Total Liabilities                              160,308,326      179,199,182      158,927,850          341,073            300,833
Stockholders' Equity (Deficit)               $(100,260,156)   $ (96,221,879)   $   9,978,540    $   8,924,342      $   7,045,009
Ratio of Earnings to Fixed Charges                 (5)              (5)              (5)              (5)                   5.35%

-------------------------
(1) As a result of the sale of the Company's former unrelated business in 1992, and planned disposal of business segment in 1995, the comparability and informative value of information reflected in the foregoing selected financial data with respect to June 30, 1995, 1993 and 1992 the fiscal years then ended, may not be meaningful or precise.
(2)      Includes non-recurring income of $4,196,000, $4,048,607 and $1,645,000 at June 30, 1995, 1993 and 1992 respectively, received by the Company in connection with discontinued operations.
(3) For fiscal year ended June 30, 1994 the balance sheet data is reflective of $159,711,000 in proceeds from the debt and equity offering received in January 1994.

(4) As a result of the closure of the riverboat casino in New Orleans in June 1995, substantial write-downs of assets cost were recorded contributing to a significant loss from the discontinued operation. The working capital deficit at June 30, 1996 and 1995 includes the classification of $124,020,000 and $123,377,000 respectively in Senior Secured Notes as current and $19,000,000 in unsecured Notes as current in 1996.
(5)      Earnings are inadequate to cover fixed charges.

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

Sources and Uses of Cash

         During the year ended June 30, 1996 cash of approximately $10,782,000 was generated from operating activities primarily attributable to CGMI's net income from operations of approximately $5,262,000 less an increase in receivables of $1,330,000, plus a $3,000,000 non-recurring buy-out fee received from Cow Creek and $5,127,000 from Riverboat Operations which were closed in June, 1995. Significant non-cash items during the year include interest expense accruals of approximately $16,794,000 and depreciation and amortization of $3,013,000. These cash sources are offset by expenses of Capital Gaming International, Inc., development costs incurred related to the Narragansett Tribe project and the costs incurred in New Orleans. If the Company held the liquid resources necessary to meet its interest expense obligations as they came due, net cash used for operating activities would be negative.

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

         To that end, management was able to successfully enter into a new sale agreement (the "CMC Agreement") with a wholly-owned subsidiary of Casino Magic Corp. On February 21, 1996, the Company entered into a stock purchase agreement with Casino Magic Corp., two of its wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of Casino Magic Corp. An Amended Plan of Reorganization (the "Amended Plan of Reorganization") predicated upon the CMC Agreement was filed by CCCD. The Amended Plan of Reorganization was confirmed by the Court and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of Casino Magic Corp. for an aggregate consideration of $50 million in cash and Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The purchase price was paid partially in cash ($15 million) and partially in CMC's wholly-owned subsidiary's 11-1/2% Senior Secured Notes due 1999 ("Purchaser's Notes"). Of the total purchase price, $35 million in aggregate consideration consisting of $7 million in cash and $28 million in Purchaser's Notes was distributed to the Indenture Trustee for the Company's 11-1/2% Senior Secured Notes due 2001. On July 29, 1996 the Indenture Trustee for the Company's 11-1/2% Senior Secured Noteholders distributed $49,986,000 to the Senior Secured Noteholders on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included the $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract $3.2 million and other sources. Subsequently, in August 1996, the $28 million in Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accrued interest in accordance with the terms of the CMC indenture. The Amended Plan of Reorganization also provided for the distribution to CCCD's creditors of the proceeds of all of CCCD's remaining assets, those not sold to Casino Magic Corp., including, without limitation, any and all causes of action arising in favor of CCCD as a consequence of the termination of the MRI Agreement.

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

         Rhode Island Development Project. The Company's Rhode Island subsidiary, Capital Development Gaming Corp. ("CDGC"), has a management contract with the Narragansett Indian Tribe of Charlestown, Rhode Island that requires CDGC to fund the development of the Class III casino facility; however, a precise estimate of the required investment cannot be determined at this time. The investment will be in the form of a term loan to the Tribe with repayment to be required over no longer than the remaining duration of the Narragansett Contract. The Tribe will own all real and personal property. The Company will most likely seek to employ the issuance of debt instruments in order to obtain the initial funding for the project, although it is not known whether such financing will be obtained through public or private capital markets. There can be no assurance that such financing will be available or if available, that the terms thereof will be acceptable to the Company. The interest in the Narragansett Contract is held through a wholly-owned subsidiary which is not a guarantor of the Senior Secured Notes.

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


         The estimated timing of capital requirements cannot be estimated at this time due to the pending legal issues and needed compact as well as evaluation of the recently completed environmental work. Before construction commences, the requisite financing will need to be secured.

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

Fiscal 1996 Compared to Fiscal 1995

Consolidated

         The year ended June 30, 1996 resulted in a net loss from operations of $4,038,000, ($.21 per share). This compares with losses from the same period ended June 30, 1995 of $116,876,000 and $833,000 ($6.77 and $.05 per share), representing results from operations and extraordinary items respectively. The losses from operations for the year ended June 30, 1996 are substantially attributable to the interest expense related to the Company's secured and unsecured debt and to operations of its since sold Riverboat subsidiary.

         The net decrease of $112,838,000 in the loss from operations is attributable to (i) a decrease in losses of approximately $101,000,000 due the closing and sale of the Company's Riverboat Gaming Subsidiary, (ii) a decrease in total costs of $9,342,000 due to the Company's downsizing and significant cost reduction efforts and reduction in general and administrative costs and development expenses, and (iii) increased management fees at CGMI of $1,222,000 plus a fee of $3,000,000 related to the buy-out of the Cow Creek management contract, a gain from the sale of an investment of $221,000 offset by reduced interest income of $660,000 and increased interest expense of $836,000 and income taxes of $321,000. The year ended June 30, 1995 reflects essentially a period of accelerated activities in preparation for opening of the New Orleans riverboat and several Native American gaming facilities under management. The year ended June 30, 1996 conversely reflects the winding down of New Orleans operations and scaled back levels due to the cessation of operations and restructuring and sale of CCCD. Management fees for the comparative year increased $1,222,000. Revenues of the year ended June 30, 1995 include approximately $3,699,000 in fees earned from the Cow Creek contract, comprising 57.4% of total revenues for that period, the other revenues were primarily derived from Class II facilities and approximately $445,000 from one temporary Class III facility. The fees from Cow Creek in the year ended June 30, 1996 amounted to $618,000 and represented only two months of operations before the buy-out. During this period, CGMI managed three other Class III facilities for all twelve months which produced management fees of $7,045,000 for the year ended June 30, 1996.

         The losses attributable to Riverboat operations for the year ended
June 30, 1996 of $4,903,000 include various carrying costs of $1,240,000, bankruptcy related attorney fees of $2,192,000 and expenses of the joint venture of $1,262,000. These items were $14,050,000 lower than the loss from the year ended June 30, 1995 of $18,954,000 which was represented by various pre-opening costs in preparation of the opening of the riverboat. Additionally, interest expense of $210,000 was incurred related to DIP financings.

         Finally, the gain on the sale of the CCCD subsidiary included in operations was $17,542,000 for the year ended June 30, 1996 compared to a writedown of assets of $69,277,000 for the year ended June 30,1995.

         Interest income decreased $660,000 to $1,959,000 from the year ended June 30, 1996 due to large amounts of interest earning funds still on hand at June 30, 1995 for construction costs. Total interest expense increased from the year ended June 30, 1995 due to $1,474,000 in interest capitalized during that period offset by interest saved subsequent to the extinguishment of $8,000,000 in Senior Secured Notes on March 31, 1995. Additionally, interest expense on equipment financings at CGMI was not predominantly present at June 30, 1996.

Capital Gaming Management, Inc. (CGMI)

         On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers 300 video slot machines, keno, non-banking table games, off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the periods ending June 30, 1996 and 1995 the facility produced approximately $3,210,000 and $1,365,000 respectively in management fees for the Company. The slot win per unit, per day was $203 during the fiscal year ending June 30, 1996. Slot win represents approximately 85% of total revenues of this facility compared to over 90% for the fiscal year ending 1995.

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

Capital Gaming International, Inc. (CGI)

         CGI, the parent and registrant, incurred operating costs and expenses of approximately $6,571,000 for the year ended June 30, 1996 as compared to approximately $13,845,000 for the year ended June 30, 1995. Debt restructuring costs increased by $600,000 and represent fees owed to the Company's financial advisors. The Company realized significant cost decreases in development ($665,000), administrative costs including advertising ($1,514,000), payroll costs ($868,000), professional fees ($4,232,000), public company costs ($452,000), travel costs ($570,000), and other operating costs ($336,000). Some of these cost reductions were absorbed by the CDGC subsidiary (see below). Cost reductions came as a result of substantial reductions in overhead, significant reductions in the costs associated with managing the CCCD subsidiary, reduced development efforts including the Company's termination of its efforts to acquire certain real estate on Philadelphia's Delaware River Waterfront in connection with the potential development of a gaming facility, and other similar matters. Some of these cost reductions were offset by an increase in costs related to the Company's marketing services agreement with HFS, Inc. Costs associated with this agreement actually increased by approximately $628,000 during the year ended June 30, 1996. However, the Company is in default on this agreement and has not paid approximately $763,000 in connection thereto and does not anticipate paying these costs going forward.

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

Extraordinary Item

         The early extinguishment of debt on March 30, 1995 resulted in a loss of approximately $833,000 as a result of the value of the common stock issued, in exchange for 8,000,000 of Senior Secured Notes, exceeding the carrying amount of notes. The carrying amount was inclusive of $238,000 and $504,000 of unamortized amortized original issue discount deferred finance charges, respectively, which was written-off with the related debt.

Income Taxes

         As the Company has continuing net operating losses, there is available for carryforward, a net operating loss of approximately $72,000,000. A deferred tax benefit could not be recorded as its realization cannot be assured at this time and the amount cannot be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available net operating loss carryforwards.

Crescent City Capital Development Corp. (CCCD)

         The CCCD riverboat opened on April 4, 1995, four days after the debut of the Grand Palais riverboat and the River City terminal and pavilion. On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. CCCD reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the year ended June 30, 1996 consist of the following:

          Legal fees                            (2,192,000)
          Equity in Loss of RCJV                (1,262,000)
          Other reorganization items            (1,240,000)
          Interest Income                           11,000
          Interest Expense                        (220,000)
                                                ----------
          Net (Loss)                            (4,903,000)
                                                ==========

         The assets of CCCD were sold for $50,000,000 which gave rise to a gain of $17,543,000.

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

Crescent City Capital Development Corp.

         The CCCD riverboat opened on April 4, 1995, four days after the debut of the Grand Palais riverboat and the River City terminal and pavilion. On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. CCCD reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. The subsidiary's operating loss for the year ended June 30, 1995 excluding amortization of $1,765,000 of certain assets of CGI approximated $17,627,000 which includes approximately $7,906,000 in pre-opening charges. (These losses exclude CCCD's share of the significant write-down for impaired assets incurred by RCJV.) Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the year ended June 30, 1995 are included in operations. The loss on disposal of Riverboat operations of approximately $69,277,000 is comprised of a $38,500,000 charge for impaired assets at RCJV, charges for the reserve of cash held in escrow and prepaid rent of $2.2 million and $4.8 million, respectively, representing funds escrowed for the Port of New Orleans use and funds already disbursed to the Port of New Orleans and classified as prepaid rent, and the write-off of acquired gaming assets of $23,725,000 recorded by Capital Gaming International, Inc.

         A summary of CCCD's operating results for the year ended June 30, 1995 is as follows:

                   Revenues                            $   4,196,000
                   Operating Costs                       (15,682,000)(1) (3)
                   Pre-opening Expenses                   (7,906,000)(2)
                                                       -------------
                                                         (19,392,000)
                   Interest Income                           674,000

                   Interest Expense                         (236,000)
                                                       -------------
                   Net Loss from Operations            $  18,954,000
                                                       =============

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

         Interest Expense - Consolidated

         Interest expense for the year ended June 30, 1995 is comprised of the following: (i) Senior Secured Notes - $15,295,000, (ii) amortization of original issue discount and deferred finance charges - $2,119,000, (iii) Republic Note payable - $2,185,000 and (iv) CGMI equipment notes - $99,000 for a total of $19,698,000. The Company capitalized interest of approximately $1,474,000 during the year.

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

         Income Taxes

         For the year ended June 30, 1994, the Company recorded a federal tax benefit of approximately $484,000 based on the use of available net operating losses carried back to prior years. Such benefit was received by the Company during the year ended June 30, 1995. As the Company has continuing net operating losses, there is available for carryforward, a net operating loss of approximately $99,000,000. A deferred tax benefit could not be recorded as its realization cannot be assured at this time and the amount cannot be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available net operating loss carryforwards.

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

-----------------------

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

         Col. Clinton L. Pagano (retired) was appointed Executive Vice President of Compliance and a Director of the Company in November 1992. Col. Pagano was the Superintendent of the New Jersey State Police from 1975 to 1990, during the tenures of two Governors. During 1990 and 1991, Col. Pagano was Director of the New Jersey Division of Motor Vehicles, a position he was appointed to by a third New Jersey Governor. Col. Pagano has over 35 years of law enforcement experience including the implementation in New Jersey of a coordinated State and Federal organized crime control program. During his tenure as Superintendent of the New Jersey State Police, Col. Pagano was the State Director of Emergency Management, a Federal crisis management program, and was also responsible for developing and implementing various security programs for the New Jersey Sports and Exposition Authority. Colonel Pagano is also presently the Chairman of the Board of Digital Products Corporation of Florida.

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

         Cory Morowitz, C.P.A., was appointed the acting Chief Financial Officer of the Company on October 1, 1996. Prior to that time, Mr. Morowitz served as an accounting and financial consultant to the Company. Since January 1, 1998, Mr. Morowitz has been a partner in the accounting and consulting firm of Bernstein, Simpson, Gilbert & Morowitz in Atlantic City, New Jersey. Mr. Morowitz's practice includes providing accounting, consulting and financial advice to the gaming industry.

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

                           Summary Compensation Table

--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
      (a)          (b)          (c)         (d)          (e)           (f)           (g)          (h)          (i)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
   Name and       Fiscal      Salary       Bonus     Other Annual   Restricted   Securities      LTIP       All Other
  Principal     Year Ended                           Compensation     Stock      Underlying     Payouts   Compensation
   Position                                                           Awards    Options/SARs
                                                                                 Granted (#)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
 I.G. Davis,     6/30/96    $297,000(2)    $-0-          $-0-          -0-      1,200,000(3)      -0-          -0-
Jr., Chairman    6/30/95     $495,000      $-0-          $-0-          -0-        1,000,000       -0-          -0-
  and Former     6/30/94     $346,287    $ 400,000       $-0-          -0-        1,000,000       -0-      $100,000(4)
    Chief
  Executive
  Officer(1)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
  Edward M.      6/30/96     $495,000      $-0-          $-0-          -0-      1,200,000(7)      -0-      $41,250(8)
    Tracy,       6/30/95     $495,000    $100,000     $76,835(6)       -0-         800,000        -0-          -0-
President and    6/30/94     $396,698    $400,000        $-0-          -0-         400,000        -0-          -0-

    Chief
  Executive
 Officer and
    Chief
  Operating
  Officer(5)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
  Clinton L.     6/30/96    $260,000(10)   $-0-          $-0-          -0-       350,000(11)      -0-          -0-
   Pagano,       6/30/95     $232,494      $-0-          $-0-          -0-         50,000         -0-          -0-
  Executive      6/30/94     $127,975     $40,000        $-0-          -0-         50,000         -0-          -0-
     Vice
 President of
 Compliance(5)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
  William S.     6/30/96     $160,000      $-0-          $-0-          -0-       200,000(13)      -0-      $13,333(14)
  Papazian,      6/30/95     $140,000      $-0-          $-0-          -0-         35,000         -0-      $20,000(15)
 Senior vice     6/30/94      $10,000      $-0-          $-0-          -0-         35,000         -0-          -0-
President and
   General
   Counsel,
  Corporate
Secretary (12)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------
   James F.      6/30/96     $150,000      $-0-          $-0-          -0-       100,000(19)      -0-          -0-
 Ahearn, Vice    6/30/95     $125,240     $75,000    $60,824(17)       -0-         70,000         -0-          -0-
President and    6/30/94        -0-        $-0-      $12,500(18)       -0-           -0-          -0-          -0-
 Director of
Operations of
   Capital
    Gaming
  Management
   Inc.(16)
--------------- ----------- ------------ ---------- --------------- ----------- -------------- ---------- --------------

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

           (a)                   (b)                  (c)                   (d)                  (e)             (f)       (g)
------------------------ ------------------- --------------------- --------------------- ------------------ ----------  ---------
                              Number of                                                                      Potential Realizable
                                                                                                                    Value
                                                                                                             at Assumed Rates of
                              Securities          % of Total                                                     Stock Price
                              Underlying         Options/SARs                                                    Appreciation

                             Options/SARs    Granted to Employees      Exercise or                             for Option Term
Name                         Granted (#)      in Fiscal Year (1)    Base Price ($/Sh)    Expiration Date    5% ($)       10% ($)
------------------------ ------------------- --------------------- --------------------- ------------------ ---------------------
I.G. Davis, Jr.               1,200,000(2)            35.0%               $0.50                7/14/01      $ - 0 -     $ - 0 -
Edward M. Tracy               1,200,000(3)            35.0%              $.3125                7/14/01      $ - 0 -     $ - 0 -
Col. Clinton L. Pagano          350,000(4)            10.2%              $.3125                7/14/01      $ - 0 -     $ - 0 -
William S. Papazian             200,000(3)             5.8%              $.3125                7/14/01      $ - 0 -     $ - 0 -
James F. Ahearn                 100,000(4)             2.9%              $.3125                7/14/01      $ - 0 -     $ - 0 -

--------------------------

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

                 Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 1996, and June 30, 1996
                                                    Option/SAR Values

          (a)                    (b)               (c)                    (d)                          (e)
------------------------- ------------------- --------------- ---------------------------- -----------------------------
                                                 Number of Securities

                                                                      Underlying
                                                                      Unexercised              Value of Unexercised
                                                                     Options/SARs             In-the-Money Options/
                           Shares Acquired        Value              at FY-End (#)              SARs at FY-End ($)
          Name              on Exercise(#)     Realized ($)    Exercisable/Unexercisable    Exercisable/Unexercisable
------------------------- ------------------- --------------- ---------------------------- -----------------------------
I.G. Davis, Jr.                  -0-               N/A              0/1,200,000(1)                  $0.00/0.00
Edward M. Tracy                  -0-               N/A              0/1,200,000(2)                  $0.00/0.00
Clinton L. Pagano                -0-               N/A               0/350,000(3)                   $0.00/0.00
William S. Papazian              -0-               N/A               0/200,000(4)                   $0.00/0.00
James F. Ahearn                  -0-               N/A               0/100,000(5)                   $0.00/0.00

------------------------------

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

                                       Ten-Year Option/SAR Repricings

         (a)                (b)            (c)            (d)             (e)             (f)           (g)

                                                                                                     Length of
                                        Number of                           Exercise                 Original
                                       Securities     Market Price          Price at                Option Term
                                       Underlying      of Stock at           Time of                 Remaining
                                        Options/           Time of      Repricing or          New   at Date of
                                          SARs        Repricing or         Amendment     Exercise  Repricing or
         Name               Date       Repriced or       Amendment             ($)      Price ($)    Amendment
         ----               ----       Amended(#)           ($)       --------------    ---------    ---------
                                       -----------       ---------
   I.G. Davis, Jr.,        4/3/95         1,000,000          $5.25             $7.75        $5.25    43 months
 Chairman and Former      1/14/96           500,000           $.16             $1.75         $.50    24 months
   Chief Executive        1/14/96           500,000           $.16             $3.50         $.50    24 months
       Officer            1/14/96           200,000           $.16             $5.25         $.50    51 months

   Edward M. Tracy,        4/3/95           400,000          $5.25             $7.75        $5.25    43 months
 President and Chief      1/14/96           100,000           $.16             $1.75       $.3125    24 months
  Executive Officer       1/14/96           100,000           $.16             $1.75       $.3125    36 months
                          1/14/96           200,000           $.16             $3.50       $.3125    48 months
                          1/14/96           600,000           $.16             $5.25       $.3125    51 months
                          1/14/96           200,000           $.16             $5.25       $.3125    63 months

  Clinton L. Pagano,       4/3/95            25,000          $5.25           $8.1875        $5.25    57 months
    Executive Vice         4/3/95            25,000          $5.25           $8.1875        $5.25    69 months
     President of         1/14/96           200,000           $.16             $1.50       $.3125    22 months
      Compliance          1/14/96            25,000           $.16             $5.25       $.3125    51 months
                          1/14/96            25,000           $.16             $5.25       $.3125    60 months

  Michael W. Barozzi       4/3/95            18,750          $5.25             $6.50        $5.25    37 months
Former Vice President      4/3/95            18,750          $5.25             $6.50        $5.25    49 months
 of Casino Operations      4/3/95            37,500          $5.25             $6.50        $5.25    61 months
                           4/3/95            18,750          $5.25           $8.1875        $5.25    57 months
                           4/3/95            18,750          $5.25           $8.8175        $5.25    69 months
                          1/14/96            93,750           $.16             $5.25       $.3125    51 months
                          1/14/96             6,250           $.16             $5.25       $.3125    60 months

   Timothy G. Rose,        4/3/95            18,750          $5.25           $8.1875        $5.25    57 months
Former Vice President      4/3/95            18,750          $5.25           $8.1875        $5.25    69 months

    of Development

   James F. Ahearn,        4/3/95            17,500          $5.25            $5.875        $5.25    64 months
  Vice President and       4/3/95            17,500          $5.25            $5.875        $5.25    76 months
     Director of          1/14/96            17,500           $.16             $5.25       $.3125    55 months
Operations of Capital     1/14/96            17,500           $.16             $5.25       $.3125    67 months
  Gaming Management,
         Inc.

 Henry W. Hornbostel,      4/3/95            75,000          $5.25            $7.625        $5.25    40 months
  Former Senior Vice       4/3/95            75,000          $5.25            $7.625        $5.25    52 months
President of Finance,      4/3/95           100,000          $5.25             $7.75        $5.25    43 months
 Secretary, Treasurer
 and Chief Financial
       Officer





 William S.Papazian,       4/3/95            17,500          $5.25           $6.9375        $5.25    62 months
Senior Vice President,     4/3/95            17,500          $5.25           $6.9375        $5.25    74 months
    Secretary and         1/14/96            17,500           $.16             $5.25       $.3125    51 months
   General Counsel        1/14/96            17,500           $.16             $5.25       $.3125    65 months

   Peter M. Liguori        4/3/95             8,750          $5.25           $8.1875        $5.25    57 months
Former Vice President      4/3/95             8,750          $5.25           $8.1875        $5.25    69 months
    of Finance and         4/3/95            17,500          $5.25           $7.8125        $5.25    41 months
      Treasurer            4/3/95            17,500          $5.25           $7.8125        $5.25    53 months

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

      2.       Financial Statement Schedules - Schedules begin on page S-1.

      3.       Exhibits.

      2.1 Stock Purchase Agreement dated March 15, 1993 by and among the Registrant, Bass Leisure Group, Ltd., Bass Leisure Group, Inc. and British American Bingo, Inc.(4)

      2.3 Involuntary Petition for Bankruptcy filed under Chapter 11 of the U.S. Bankruptcy Code against C Crescent City Capital Development Corp. dated July 26, 1995.(19)

      2.4 Consent to Entry of Order for Relief filed by Crescent City Capital Development Corp. in Chapter 11 Bankruptcy Case dated July 28, 1995.(19)

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

      3.2      Bylaws of the Registrant, as amended.(6)

      4.3 Indenture dated February 17, 1994 by and among the Registrant, Crescent City Capital Development Corp., British American Bingo, Inc. and First Trust National Association (without exhibits and schedules).(9)

      4.4 Equity Registration Rights Agreement dated January 20, 1994 by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted).(9)

      4.5      Senior Secured Notes Registration Rights Agreement dated

               February 17, 1994 by and among the Registrant, Crescent City Capital Development Corp., British American Bingo, Inc. and the purchasers who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted).(9)

      4.6 Security Agreement dated February 17, 1994 by and among the Registrant, Crescent City Capital Development Corp., British American Bingo, Inc. and First Trust National Association (without exhibits and schedules).(9)

      4.7 Security Agreement dated February 17, 1994 by and between Crescent City Capital Development Corp. and First Trust National Association (without exhibits and schedules).(9)

      4.8 Pledge Agreement dated February 17, 1994 by and between the Registrant and First Trust National Association (without exhibits and schedules).(9)

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

      10.81 Non-Qualified Stock Option Agreement by and between the Registrant and Republic Corporate Services, Inc. dated June 11, 1993.(6)

      10.82 Option and Letter of Intent by and between the Registrant and Republic Corporate Services, Inc. dated August 25, 1993.(6)

      10.83    Term Note by and between the Registrant and Joel Sterns dated

               June 11, 1993.(6)

      10.84 Stock and Option Pledge Agreement by and between the Registrant and Joel Sterns dated June 11, 1993.(6)

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

      10.96 Common Stock Purchase Warrant by and between the Registrant and Ronnie Wohl dated July 22, 1993.(6)

      10.97 Common Stock Purchase Warrant by and between the Registrant and Ronald J. Kramer dated July 22, 1993.(6)

      10.98 Common Stock Purchase Warrant by and between the Registrant and Peter M. Graham dated July 22, 1993.(6)

      10.99 Common Stock Purchase Warrant by and between the Registrant and Jay R. Petschek dated July 22, 1993.(6)

      10.10 Common Stock Purchase Warrant by and between the Registrant and Brian M. Gonick dated July 22, 1993.(6)

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

--------------------------

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

                       CAPITAL GAMING INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Independent Auditor's Report...............................................  F-2
Consolidated Balance Sheets as of June 30, 1996 and 1995...................  F-4
Consolidated Statements of Operations for the years ended
    June 30, 1996, 1995 and 1994...........................................  F-6
Consolidated Statement of Changes in Stockholders' Equity
    for the years ended June 30, 1996, 1995 and 1994.......................  F-8
Consolidated Statements of Cash Flows for the years
    ended June 30, 1996, 1995 and 1994.....................................  F-9
Notes to Consolidated Financial Statements................................. F-14

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

     As more fully described in Note 6, subsequent to the issuance of the Company's June 30 1996 and 1995 financial statements and our report thereon dated September 18, 1996, the Company revised its financial statements as a result of comments from the Securities and Exchange Commission staff which indicated that an item classified as a disposal of a segment should be reclassified as continuing operations.

                                       MOORE STEPHENS, P.C.
                                       Certified Public Accountants.

Cranford, New Jersey
September 18, 1996

                       CAPITAL GAMING INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 June 30
                                                                        -------------------------
                                                                            1996          1995
                                                                         [Restated]
CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 2,101,624   $ 1,187,241
   Cash Held in Escrow [Note 3]                                             500,000             -
   Interest Receivable                                                      616,619       587,489
   Native American Management Fees and Expenses Receivable                  666,672     1,996,096
   Current Portion - Native American Loan Receivable [Note 14]            3,696,165     1,029,694
   Notes Receivable [Note 3]                                             35,000,000             -
   Prepaid Expenses and Other Current Assets                                206,327       212,883
                                                                        -----------   -----------
TOTAL CURRENT ASSETS                                                     42,787,407    15,013,403

ASSETS HELD FOR SALE, net [Note 3 and 6]                                          -    40,660,974

FURNITURE, FIXTURES AND EQUIPMENT, net [Note 12]                            127,053       140,667

OTHER ASSETS
   Restricted Cash [Note 4]                                                       -     4,063,558
   Native American Loan Receivable [Note 14]                              7,629,720    11,323,830
   Investments  in  Native  American  Management  Agreements,  net of
     accumulated amortization of $1,290,273 and $566,559 [Note 13]        2,677,053     3,294,550
   Deferred  Financing  Costs,  (net of accumulated  amortization  of
     $3,303,686 and $1,873,055) [Note 10]                                 6,212,978     7,643,608
   Deposits and Other Assets                                                188,175       370,654
   Goodwill,  (net  of  accumulated amortization of $110,760 and
     $70,510) [Note 9]                                                      425,784       466,059
                                                                        -----------   -----------

TOTAL OTHER ASSETS                                                       17,133,710    27,162,259
                                                                        -----------   -----------

TOTAL ASSETS                                                            $60,048,170   $82,977,303
                                                                        ===========   ===========

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                                                    June 30
                                                                        ------------------------------
                                                                             1996             1995
                                                                          [Restated]
CURRENT LIABILITIES:
   Accounts Payable and Accrued Expenses                                $   9,943,087    $  12,275,745
   Accrued Professional Fees                                                1,916,880        1,920,610
   Accrued Interest                                                        23,277,243        6,505,172
   Notes Payable - Current Maturity                                         1,289,390        1,683,007
   Bank Line of Credit [Note 3 and 21]                                      2,000,000        2,000,000
   Bondholder Consent Fee Note [Note 3]                                     1,350,000        1,350,000
   Proportionate Share of Losses in Joint Venture in Excess of
     Investments and Advances [Note 6 and 7]                                        -        9,794,726
   11.5% Senior Secured Notes Payable - net of $8,000,000 face
     Treasury Bonds and unamortized Original Issue Discount of
     $2,979,588 and $3,622,821 [Notes 4, 5, 8 and 10]                     124,020,412      123,377,179
   Funds Held by Trustee for Senior Secured Noteholders [Note 4]          (22,488,686)               -
   Unsecured 11.5% Term Note Payable [Note 3]                              19,000,000                -
                                                                        -------------    -------------

TOTAL CURRENT LIABILITIES                                                 160,308,326      158,906,439

LONG-TERM DEBT:
   Unsecured 11.5% Term Note Payable [Note 3]                                       -       19,000,000
   Notes Payable - Native American                                                  -        1,292,743
                                                                        =============    =============

COMMITMENTS AND CONTINGENCIES                                                       -                -

STOCKHOLDERS' (DEFICIT):  [Notes 11 and 15]
   Preferred Stock, No Par Value, Authorized 5,000,000 Shares; None
     Issue                                                                          -                -
   Common Stock, No Par Value, Authorized 75,000,000 Shares; Issued
     and Outstanding 19,329,574 and 19,329,574 Shares, respectively        37,617,099       37,617,099

   Additional Paid In Capital                                               7,877,002        7,877,002

   Accumulated (Deficit)                                                 (145,754,257)    (141,715,980)
                                                                        -------------    -------------

TOTAL STOCKHOLDERS' (DEFICIT)                                            (100,260,156)     (96,221,879)
                                                                        -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                           $  60,048,170    $  82,977,303
                                                                        =============    =============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year ended June 30,
                                                          ---------------------------------------------
                                                              1996             1995            1994
                                                           [Restated]
REVENUES:
   Native American Casino Management
     Fees [Note 8]                                        $  7,663,059    $   6,440,962    $  1,723,819
     Riverboat Gaming Revenues [Note 6]                              -        4,196,171               -
                                                          ------------    -------------    ------------
Total Revenues                                               7,663,059       10,637,133       1,723,819

COSTS AND EXPENSES
   Salaries, Wages and Related Costs                         2,861,560        4,564,614       3,955,786
   Gaming Development Costs                                      8,464        1,454,905       1,885,988
   Native American Gaming Development Costs                  1,899,475        2,146,481       1,605,424
   Professional Fees                                         1,795,283        6,244,656       3,292,877
   General and Administrative                                2,033,699        3,654,110       2,597,908
   Write-off of Native American Assets                               -        1,017,766               -
   Depreciation and Amortization                               939,631          398,067         395,344
   Debt Restructuring Fee                                      600,000                -               -
   Bondholder Consent Fee and Related Costs [Note 3]                 -                -       2,847,000
   Cost of Operations of Riverboat Gaming Facility
     [Note 6]                                                4,903,000       23,150,094               -
   Costs of Disposal of Riverboat Gaming Assets                      -       69,276,883
                                                          ------------    -------------    ------------

Total Costs and Expenses                                    15,041,112      111,907,576      16,580,327
                                                          ------------    -------------    ------------
   Loss From Operations                                     (7,378,053)     101,270,443)    (14,856,508)
Other Income [Expense]:
   Interest Income                                           1,959,405        2,619,646       1,712,272
   Interest Expense, net of Capitalized Interest           (19,061,910)     (18,225,375)    (11,023,794)
   Gain on Sale of Development Agreement                       220,958                -               -
   Sale of Management Contract                               3,000,000                -               -
   Gain on Disposal of Riverboat Gaming Assets [Note 6]     17,541,968                -               -
                                                          ------------    -------------    ------------
Total Other Income [Expense], net                            3,660,421      (15,605,729)     (9,311,522)
                                                          ------------    -------------    ------------
Loss From Operations Before Income Tax                      (3,717,632)    (116,876,172)    (24,168,030)
Provision For Income Tax (Expense) Benefit                    (320,645)               -         483,738
                                                          ------------    -------------    ------------
   [Loss] Before Extraordinary Item                       $ (4,038,277)   $(116,876,172)   $(23,684,292)
   Extraordinary Item - Loss on Early
   Extinguishment of Debt [Net of Income Tax] [Note 8]               -         (832,846)              -
                                                          ------------    -------------    ------------
   Net [Loss]                                             $ (4,038,277)   $(117,709,018)   $(23,684,292)
                                                          ============    =============    ============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year ended June 30,
                                                       --------------------------------------
                                                          1996          1995          1994
                                                       [Restated]
EARNINGS [LOSS] PER SHARE:

  Loss from Operations Before Extraordinary Item         $(.21)       $(6.82)       $(1.68)

  Extraordinary Item                                         -          (.05)            -
                                                         -----        ------        ------

  Net [Loss]                                             $(.21)       $(6.82)       $(1.68)
                                                         -----        ------        ------

  Weighted Average Number of Shares Outstanding     19,329,574    17,256,591    14,135,625
                                                    ==========    ==========    ==========

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

                                                Common Stock
                                       ----------------------------    Additional    Accumulated
                                          Shares          Amount         Capital      [Deficit]
                                       ------------    ------------    ----------   -------------
                                                                                      [Restated]
Balance - June 30, 1993                  12,746,326    $  9,224,448    $   22,564   $    (322,670)
   Exercise of Warrants                     860,756       2,025,049             -               -
   Repurchase of Common Stock            (2,000,000)     (8,000,000)            -               -
   Issuance of Common Stock               4,912,291      24,711,455             -               -
   Issuance of Common Stock Purchase
     Warrants                                     -        (474,987)    7,854,438               -
   Equity Issuance Cost                           -      (1,377,465)            -               -
Net Loss Year Ended June 30, 1994                 -               -             -     (23,684,292)
                                       ------------    ------------    ----------   -------------
Balance - June 30, 1994                  16,519,373    $ 26,108,500    $7,877,002   $ (24,006,962)
Exercise of Common Stock Options             60,000          80,000             -               -
Issuance of Common Stock                    750,000       3,187,500             -               -
Issuance of Common Stock in Exchange
   for Debt                               2,000,201       8,241,099             -               -
Net Loss Year Ended June 30, 1995                                    (117,709,018)
                                       ------------    ------------    ----------   -------------
Balance - June 30, 1995                  19,329,574    $ 37,617,099    $7,877,002   $(141,715,980)
Net Loss Year Ended June 30, 1996                 -               -             -      (4,038,277)
                                       ------------    ------------    ----------   -------------
Balance - June 30, 1996                  19,329,574    $ 37,617,099    $7,877,002   $(145,754,257)
                                       ============    ============    ==========   =============

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended June 30,
                                                             ----------------------------------------------
                                                                 1996             1995             1994
                                                             ------------    -------------    -------------
                                                              [Restated]
OPERATING ACTIVITIES:
   Net [Loss] from Operations                                $ (4,038,277)   $(117,709,018)   $ (23,684,292)
   Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operations:
       Loss on Early Extinguishment of Debt                             -          832,846                -
       Loss on Sale of Assets                                       1,303                -                -
       [Gain] on Sale of Development Agreement                   (220,958)               -                -
       Write-off of Native American Assets                              -        1,017,766                -
       Depreciation and Amortization                              939,631          398,067          395,344
       Amortization of Original Issue Discount                    643,233          673,392          249,501
       Amortization of Advances and Deferred Financing Costs    1,430,630        1,441,753          827,787
       Interest Charge in Connection with Termination of
         Warrant                                                        -                -        4,000,000
       Other Non-Cash Charges                                           -                -        1,625,000
   Equity in (Gain) Losses of Unconsolidated Affiliate          1,262,000       48,388,511                -
   Reserve for Port of New Orleans Assets                               -        7,051,500                -
   Write-off of Impaired Gaming Assets                                  -       23,725,380                -
   Depreciation and Amortization                                        -        2,807,326                -
   Adjustments to Basis of Disposed Assets                     (5,980,779)               -                -
   [Gain] on Sale of Disposed Assets                          (17,542,802)               -                -
   Proceeds from Sale of Riverboat Gaming Operations           15,000,000                -                -
   Cash Disbursed to Liquidating Trust                         (4,740,773)               -                -
   Repayment of Debtor in Possession Financing of CCCD         (3,009,227)               -                -
   Accrued Expenses due to Liquidating Trust                    7,000,000                -                -
   Accrued Expenses on Sale of Riverboat Gaming Operations        500,000                -                -

     Changes in Assets and Liabilities -
       Net of Assets and Liabilities Acquired
       [Increase] Decrease in:
         Interest Receivable                                      (29,130)        (150,878)        (436,611)
         Income Taxes Receivable                                        -          486,720          (84,266)
         Prepaid Expenses and Other Current Assets                (58,979)        (193,751)          46,284
         Management Fees and Expenses Receivable                1,329,424       (1,630,974)         (90,141)
         Deposits and Other Assets                                  6,163          (44,273)        (226,381)
       Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                    1,496,364       12,407,884        1,096,331
       Accrued Interest Expense                                16,794,432          331,908        6,173,264
                                                             ------------    -------------    -------------
   Total Adjustments                                           14,820,532       97,543,177       13,576,112
                                                             ------------    -------------    -------------
       Net Cash - Operating Activities                         10,782,255      (20,165,841)     (10,108,180)

                                       F-9

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended June 30,
                                                             ----------------------------------------------
                                                                 1996             1995             1994
                                                             ------------    -------------    -------------
                                                              [Restated]
INVESTING ACTIVITIES:
Proceeds from Sale of Assets                                      292,240                -                -
Investment in Property and Equipment                                    -      (35,083,517)      (7,773,489)
Berth Infrastructure Reimbursement (Payments)                           -          500,000       (3,016,561)
   Proceeds from Sale of Assets                                     1,571          112,500                -
   Cash Held in Escrow                                                  -                -       (2,534,939)
   Issuance of Notes Receivable                                         -                -       (5,000,000)
   Proceeds from Repayment of Notes Receivable                          -                -        5,000,000
   CMDI Acquisition Payment                                             -                -         (112,500)
   Cash Acquired with CMDI                                              -                -          196,725
   Advances to Affiliates                                        (335,172)     (37,590,605)      (1,045,025)
   Gaming Asset Purchase                                                -                -       (6,540,000)
   Net Transfers (to) from Restricted Cash                      4,063,558       89,398,474      (93,462,032)
   Investments in Management Agreements                          (242,662)      (3,037,193)        (138,307)
   Native American Casino Development Advances                          -                -       (1,505,988)
   Repayment of Native American Casino
     Development Advances/Loans                                12,097,137        1,419,958          765,439
   Loans to Tribes                                             (1,069,498)     (17,261,596)      (1,281,733)
   Cash Held in Escrow                                           (500,000)              --                -
                                                             ------------    -------------    -------------
   Net Cash - Investing Activities                           $ 14,307,174    $  (1,541,979)   $(116,448,410)

                 The Accompanying Notes are an Integral Part of
                    these Consolidated Financial Statements.

                       CAPITAL GAMING INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year ended June 30,
                                                       ---------------------------------------------
                                                           1996            1995             1994
                                                       ------------    ------------    -------------
FINANCING ACTIVITIES:
  Proceeds from Issuance of Notes                      $          -    $  2,000,000    $ 135,000,000
  Repayment of Equipment/Other Notes                     (1,686,360)       (379,995)     (16,200,000)
  Proceeds from Exercise of Warrants and Options                  -          80,000        2,025,049
  Proceeds from Common Stock Issuance                             -       3,187,500       24,711,455
  Cash for Debt Issuance Costs                                    -               -       (8,899,402)
  Proceeds from Bridge Financing                                  -               -        4,000,000
  Payments to Trustee for Senior Secured Noteholders    (22,488,686)              -                -
                                                       ------------    ------------    -------------

  Net Cash - Financing Activities                       (24,175,046)      4,887,505      140,637,102
                                                       ------------    ------------    -------------

  Net Increase in Cash and Cash Equivalents                 914,383     (16,820,315)      14,080,512

Cash and Cash Equivalents - Beginning of Periods          1,187,241      18,007,556        3,927,044
                                                       ------------    ------------    -------------

Cash and Cash Equivalents - End of Periods             $  2,101,624    $  1,187,241    $  18,007,556
                                                       ============    ============    =============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
         Interest (Net of Amounts Capitalized)         $  2,510,052    $ 17,251,844    $   4,322,743
         Income Taxes                                  $    320,645    $          -                -

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

                      CAPITAL GAMING INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] ORGANIZATION AND BUSINESS

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly owned subsidiary of the Company. The development of the Narragansett Casino Project is conducted through Capital Development Gaming Corp., (CDGC) a wholly owned subsidiary of the Company. The Company previously had an interest in Crescent City Capital Development Corp. ("CCCD"), a wholly owned subsidiary which had a 50% interest in a joint venture riverboat gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). The gaming facility ceased operations in June of 1995 and the River City Joint Venture was terminated in July of 1995. On July 26, 1995 a involuntary bankruptcy petition was filed against CCCD seeking reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Case"). On July 28, 1995 CCCD consented to the entry of an order for relief in the Bankruptcy Case. Since such order, CCCD continued to manage its business and properties as a debtor-in-possession. On May 13, 1996, the Company sold the assets and its remaining interest in CCCD to a wholly owned subsidiary of Casino Magic Corporation (CMC) for cash, notes and the assumption of certain liabilities in an aggregate amount of $56.5 million (see gain on disposal of Gaming assets). [See Note 6].

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

         Revenue Presentation and Recognition - The revenues recognized in these financial statements from continuing operations are those of CGMI and represent management fees derived primarily from Class III (gaming) facilities in 1996 and 1995 and from Class II (primarily bingo), facilities in 1994. Management fees are recognized as revenue when earned based upon earnings sharing arrangements detailed in the respective management contracts with the Native American Tribes. Revenue is also recognized from operation of the Riverboat Gaming Facility which was closed in June of 1995 and is based on the Net Win from Gaming activities which is the difference between Gaming wins and losses.

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

         The purchase price of $26,000,000 was allocated based on independent appraisal to various gaming assets. On June 30, 1995, management of the Company determined the carrying value of these acquired gaming assets would not have an available future revenue or cash flow stream to support any cost recovery. Hence, effective June 30, 1995, the Company charged to earnings $23,725,000 representing the unamortized balance of the assets. This charge is included in "Costs of Disposal of Riverboat Gaming Assets." The amortization for the year ended June 30, 1995 of $1,765,000 is included in "Costs of Operations of the Riverboat Gaming Facility." [See Note 6].

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

[6]  LOSS FROM OPERATIONS  AND GAIN (LOSS) ON  DISPOSAL OF GAMING ASSETS

         On June 9, 1995, the Company's riverboat casino operations in New Orleans was forced to cease operations due primarily to significant revenue shortfalls which contributed to operating losses that the Company could not continue to fund. On July 26, 1995, CCCD was involuntarily petitioned for reorganization under Chapter 11 of the Federal Bankruptcy Code by certain creditors. On July 28, 1995, the petition was changed to a voluntary filing. [See Note 3]. On May 13, 1996 the remaining assets of the CCCD subsidiary were sold to a wholly owned subsidiary of Casino Magic, Inc. The Company's wholly owned subsidiary, CCCD, reported a loss from operations for the three months ended June 30, 1995 of approximately $10,061,000, including approximately $5,094,000 in losses from the 50% interest in River City Joint Venture. The subsidiary's operating loss for the years ended June 30, 1996 and 1995 approximated $4,903,000 and $17,189,000 respectively. (These losses exclude CCCD's share of the significant write-down for impaired assets incurred by the

Joint Venture and $1,765,000 in 1995 in amortization of certain assets of CGI.). Subsequent to the closing of the riverboat, the Board of Directors believed it was necessary to seek an acquiror for the riverboat vessel and its gaming equipment contents. The operations of CCCD for the years ended June 30, 1996 and 1995 had previously been segregated and presented in the Statement of Operations as discontinued operations. However, in response to SEC comments, the company has re-issued these financial statements to reflect the operations and sale of the Riverboat Gaming Facility as continuing operations. The gain on disposal of the Riverboat Gaming Assets of approximately $17,543,000 is comprised of the sale price net of assumed debt of $50,000,000 less repayment of advances from Casino Magic of $989,000, the net assets (assets less liabilities) of the Crescent City subsidiary of $15,207,000, the repayment of the Mirage DIP Financing of $2,020,000, the assumption of the FNBC debt of $2,500,000 and amounts retained by the liquidating trust of $11,741,000. The loss on disposal of the Riverboat Gaming Assets for year ended June 30, 1995 of approximately $69,277,000 is comprised of a $38,500,000 charge for impaired assets, charges for the reserve of cash held in escrow and prepaid rent of $2.2 million and $4.8 million, respectively, representing funds escrowed for the Port of New Orleans use and funds already disbursed to the Port of New Orleans and classified as prepaid rent, and the write-off of acquired gaming assets of $23,725,000 recorded by Capital Gaming International, Inc.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Summarized financial information of Crescent City Capital Development Corp. as of and for the years ended June 30, 1996 and 1995 is as follows:

                                                                  1996                1995
                                                                  ----                ----
Assets:
     Current assets                                                     -         $    210,826
     Riverboat vessel and related equipment                             -           40,660,875
                                                             ------------         ------------
                                                                        -           40,871,701
                                                             ============         ============
Liabilities:
     Current liabilties                                                 -           14,842,835
     Proportionate share of unconsolidated affiliates                   -           14,178,073
       losses in excess of investment
     Due to parent (CGI)                                                -           76,446,880
     Accumulated deficit                                                -          (64,596,087)
                                                             ------------         ------------
                                                                        -         $ 40,871,701
                                                             ============         ============
Summary of Operations:
     Revenues                                                           -            4,196,171
     Pre-opening expenses                                               -            7,905,785
     Operating expenses                                         3,642,000           13,917,431
     Net loss from operations                                  (3,642,000)          17,188,831
     Cost of Disposal of Riverboat Gaming Assets                        -           45,551,500
     Gain (Loss) on disposal of Riverboat Gaming Assets        17,541,968                    _


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

         In development of this facility, RCJV recorded approximately $102 million as the cost for the land, building and improvements of the terminal facility. The land is encumbered by a first mortgage held by the seller of the property in the amount of $22.5 million and an additional pledge to First National Bank of Commerce in the amount of $2.5 million. RCJV defaulted on both of these obligations. In accordance with Financial Accounting Standards #121, "Accounting for the Impairment of Long-Lived Assets and the Impairment of Long-Lived Assets to be Disposed of," the RCJV was required to write-down the carrying cost of the land and building to a fair value. As of June 30, 1995, RCJV recorded a charge of $77 million in reducing the carrying cost of these assets down to approximately $25 million, the estimated fair market value. This valuation is deemed to be conservative while representing management's best estimate of a disposal value. Management has considered such factors as the poor performance of the New Orleans gaming market as a whole, the lack of interest in the terminal facility by potential gaming acquirors with which management negotiated for the sale of the riverboat, the structural characteristics of the facility and possible required modifications for use in a non-gaming capacity. Accordingly, CCCD has incurred 50% of the $77 million write-down charge or $38.5 million with such charge included in "Loss on Disposal of Gaming Assets" in the Statement of Operations for the year ended June 30, 1995. [See Note 6].

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         Summarized unaudited financial information for River City Joint Venture as of and for the years ended June 30, 1996 and 1995 is as follows:

Summary of Operations:                                           1996                 1995
                                                                 ----                 ----
         Pre-opening costs                                   $           -         $   9,558,418
         Operating costs                                         2,524,000            10,556,663
                                                             -------------         -------------

         Net loss from operations                                2,524,000            20,145,081
         Write-down of impaired assets                                   -            77,000,000
                                                             -------------         -------------

         Net loss year ended June 30                         $   2,524,000         $  97,145,081
                                                             =============         =============

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

                                                             June 30, 1996        June 30, 1995
                                                             -------------        -------------
           Assets:
             Current Assets                                 $     4,619,500      $    18,022,417
             Non-Current Assets                                  10,832,031           15,999,648
                                                            ---------------      ---------------
                                                                 15,451,531           34,002,065
                                                            ===============      ===============


           Liabilities:
             Current Liabilities                                  1,479,898            4,718,728
             Due to Parent                                        6,340,071           26,841,005
             Non- Current Liabilities                                     -            1,292,743
             Net Book Value                                       7,631,562            1,169,589
                                                            ---------------      ---------------
                                                            $    15,451,531      $    34,002,065
                                                            ===============      ===============

             Management Fee                                       7,663,059            6,440,962


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

           Current Assets, (including cash of $196,725)                                   $      612,344
           Land and Other Assets                                                                 167,912
           Investment in Native American  Management Agreements - Net                          1,577,653
           Native American Casino Development Advances                                           995,829
           Liabilities                                                                        (1,546,769)
                                                                                          --------------
           Fair Market Value of Net Assets                                                $    1,806,969
           Purchase Price                                                                      2,612,500
                                                                                          --------------
           Goodwill                                                                       $      805,531
                                                                                          ==============

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

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements


[12]  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of June 30:

                                                                     1996                          1995
                                                                     ----                          ----
Office furniture, fixtures and equipment                         $   247,700                    $   253,079
                                                                 -----------                    -----------

                                                                     247,700                        253,079
Less accumulated depreciation                                       (120,647)                      (112,412)
                                                                 -----------                    -----------

                                                                 $   127,053                    $   140,667
                                                                 ===========                    ===========

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

                  June 30, 1997                $ 3,696,165
                  June 30, 1998                  3,941,606
                  June 30, 1999                  2,248,182
                  June 30, 2000                  1,439,932
                  June 30, 2001                          -
                                                ----------
                                               $11,325,885

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

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

         The following is a three year summary of stock option activity for shares under option:

                                                              Incentive             Non-Qualified
                                                            Stock Options           Stock Options

Outstanding, June 30, 1993                                      270,918               2,533,082
Options Granted                                                 200,284               1,799,716
                                                             ----------             -----------

Outstanding, June 30, 1994                                      471,202               4,332,798
Options Granted                                                  34,876                 362,124
Options Exercised                                                     -                 (60,000)
Options Cancelled                                               (34,807)               (174,893)
                                                             -----------            -----------



Outstanding, June 30, 1995                                      571,271               4,460,029
Options Granted                                                 896,271               2,528,729
Options Exercised                                                     -                       -
Options Cancelled                                              (571,271)             (3,874,574)
                                                             ----------             -----------

Outstanding, June 30, 1996                                      896,271               3,114,184
                                                             ==========             ===========


Options Exercisable as of
  June 30, 1996                                                       -                 610,455
                                                             ==========             ===========


Options exercisable as of June 30, 1996 have exercise prices ranging from $1.50 to $5.25 per share. The weighted average exercise price of those options vested is $1.70 per share.

[16] COMMITMENTS AND CONTINGENCIES

         On May 30, 1995, the Company entered into employment agreements with the Company's Chairman and Chief Executive Officer which provides for three year and two year terms at annual salaries of $297,000 and $495,000, respectively. The agreements also provide for severance payments equal to one to three years upon the occurrence of certain terminations and annual cash payments in lieu of directors and officers liability insurance coverage. Included in accrued expenses for the year ended June 30, 1996 are deferred salaries to the Company's Chairman in the amount of $198,000 and to the Company's Vice President of Compliance in the amount of $107,000. Employment agreements in effect at June 30, 1996 with three other Company officers require an aggregate annual compensation of $805,000 through terms expiring between October 1996 and June 1999.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

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

         Components of income tax (expense) benefit:



                                         Year ended June 30,
                             -----------------------------------------------
                                  1996          1995                1994
                                  ----          ----                ----
Current:
  Federal                    $         -    $          -        $    483,738
  State                         (320,645)              -                   -
                             -----------    ------------        ------------
Current (Expense) Benefit    $  (320,645)              -        $    483,738
                             ===========    ============        ============



         A reconciliation of income tax (expense) benefit at the federal statutory rate to the Company's effective income tax (expense) benefit is as follows:

                                                    Year ended June 30,
                                         --------------------------------------
                                            1996           1995         1994
                                            ----           ----         ----
Federal Income Tax Benefit at the
   Statutory Rate                        $5,098,000    $5,306,000    $3,166,000

State Tax Benefit, (Expense) Net
   of Federal Tax Benefit                  (320,645)    3,190,000     1,355,391

(Non) Recognition of NOL Carryforward    (5,098,000)   (8,496,000)   (4,037,653)
                                        -----------   ------------   ---------
Income Tax (Expense) Benefit            $  (320,645)            -    $  483,738
                                        ===========   ============   ==========

         As of June 30, 1996, the Company has a net operating loss carryforward of approximately $72,000,000 expiring as follows:

         June 30, 2009           $23,400,000
         June 30, 2010            48,600,000
                                  ----------

         Total                   $72,000,000

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

[20] FEE FOR AGREEMENT MODIFICATION

         On February 17, 1994, the Company entered into a Marketing Services Agreement with HFS Gaming Corp. ("HFS"), a wholly-owned subsidiary of Hospitality Franchise Systems, Inc., whereby HFS agreed to employ marketing efforts (including sales efforts with tour operators and travel clubs, distribution of promotional materials and advertisements in travel periodicals and other publications) for the Company's current and future gaming operations to its customers as well as the franchisees of Hospitality Franchise Systems, Inc. and their customers in return for 1% of the Company's net gaming revenues (as defined). The agreement's term is for a period of ten years from the commencement of each gaming operation.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

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

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

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

         In August 1996, the NIGC submitted comments on the Narragansett Contract. In light of the decision by the United States District Court invalidating the Tribal-State Company, the NIGC has informed the Company and the Tribe that they will only consider at this time a contract relating solely to Class II gaming. In light of this, the Company currently intends to bifurcate the Narragansett Contract and submit only the portions relating to Class II gaming and return the Class III contract as a development contract until such time as a compact for Class III gaming is signed. Unless the Chaffee amendment is overturned, however, there can be no assurance that the Chairman of the NIGC will have the authority to approve the Narragansett contract.

         There have not been any costs capitalized in connection with the Narragansett contract. All costs have been expensed as incurred.

Capital Gaming International, Inc.
Notes to Consolidated Financial Statements

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

[27] FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

Capital Gaming International, Inc.
         Notes to Consolidated Financial Statements

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

         For the 11.5% Senior Secured notes due 2001 carried at $101,531,726 (net of funds held in trust) and the 11.5% Term note due 2002 carried at $19,000,000, and the Bondholder Consent Fee note due August 1, 1995 carried at $1,350,000, it is not practicable to estimate the fair value for these financial instruments because the Company is in default on these notes. The

Company is presently in negotiations with the bondholders steering committee to reduce these notes but the amount is not determinable at the present time. However, it is management's position that the notes will be reduced substantially to an amount which is readily serviceable with the Company's cash flow.

[28]  SUBSEQUENT EVENTS

         On July 29, 1996 a payment was made to the trustee for the holders of the 11.5% Senior Secured Notes as follows:

    Transfer of Casino Magic Notes                   $28,000,000
    Released from Funds Held by Bond Trustee         $21,986,000

[29]  RESTATEMENT OF FINANCIAL STATEMENTS

         The Company has a marketing services agreement with HFS (see Note 20). The Company's management ceased accruing for this liability in October, 1995, because of the anticipated rejection of the contract during the Company's planned restructuring (See Note 26). Subsequently, it was determined by management that relative to the expected restructuring of the Company, HFS would have an unsecured claim for the nine months of unpaid fees pursuant to the HFS agreement and that a liability should have been established for these unpaid fees at June 30, 1996. As of June 30, 1996, accrued expenses include approximately $763,000 in marketing services fees. An expense for this amount has also been included in the Company's results of operation for the year ended June 30, 1996.

         Additionally, the company had previously accounted for income and losses derived from its CCCD subsidiary as discontinued operations. It was subsequently determined that these items should be accounted for as continuing operations.

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


                                            MOORE STEPHENS, P.C.
                                            Certified Public Accountants.

Cranford, New Jersey
September 18, 1996

                       CAPITAL GAMING INTERNATIONAL, INC.
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at       Charged to          Other
                                            Beginning of       Cost and        [Deductions]     Balance at End
               Description                     Period          Expenses         Additions         of Period
-----------------------------------------   ------------      ----------       ------------     --------------
June 30, 1996:

   Prepaid Rent - Reserve (New Orleans      $  4,859,322      $           -   $   (4,859,322)    $            -
     Dock Board)

   Cash Held in Escrow - Port of New           2,192,178                  -       (2,192,178)                 -
     Orleans - Reserve

   Uncollectible Patron Markers - Reserve         14,250                  -          (14,250)

   Employee Advance - Reserve                      9,000                  -           (9,000)                 -
                                            ------------      -------------   --------------     --------------
         TOTALS                             $  7,074,740      $           -   $   (7,074,750)    $            -
                                            ============      =============   ==============     ==============
June 30, 1995:

   Prepaid Rent - Reserve (New Orleans      $          -      $   4,859,322                -     $    4,859,322
     Dock Board)

   Cash Held in Escrow - Port of New                   -          2,192,178                -          2,192,178
     Orleans - Reserve

   Reserve for Asset Impairment                        -            993,536         (993,536)                 -

   Uncollectible Patron Markers - Reserve              -             14,250                -             14,250

   Employee Advance - Reserve                          -              9,000                -              9,000
                                            ------------      -------------   --------------     --------------

         TOTALS                             $          -      $   8,068,286   $     (993,536)    $    7,074,750
                                            ============      =============   ==============     ==============

                       CAPITAL GAMING INTERNATIONAL, INC.
                                   EXHIBIT 11
                 SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE

                                                                         Year ended June 30,
                                                     -----------------------------------------------------------------
                                                          1996                    1995                  1994
                                                          ----                    ----                  ----

Proceeds upon Assumed Exercise of Options
   Outstanding                                                    -                       -          $   36,681,000
                                                     ==============          ==============          ==============

Number of Shares Outstanding as Adjusted                 19,329,574              17,256,591              14,135,625

Issued Shares on Assumed  Exercise of Options                    (1)                     (1)                     (1)

Shares Assumed to be Repurchased with Proceeds
   from Exercise                                                 (1)                     (1)                     (1)
                                                     --------------          --------------          --------------

     Total Common and Common Equivalent Shares           19,329,574              17,256,591              14,135,625
                                                     ==============          ==============          ==============

NET [LOSS] INCOME FOR YEAR:

   Loss Before Extraordinary Item                    $   (4,038,277)         $ (116,876,172)         $  (23,684,292)

   Extraordinary Item                                             -                (832,846)                      -
                                                     --------------          --------------          --------------

   NET [LOSS]                                        $   (4,038,277)          $(117,709,018)         $  (23,684,292)
                                                     ==============          ==============          ==============

EARNINGS PER SHARE:

   Loss Before Extraordinary Item                    $         (.21)         $        (6.77)         $        (1.68)

   Extraordinary Item                                             -                    (.05)                      -
                                                     --------------          --------------          --------------
   NET [LOSS]                                        $         (.21)         $        (6.82)         $        (1.68)

                                                     ==============          ==============          ==============

(1) No contingently issuable shares are considered under the treasury stock method when the effect is anti-dilutive.

                       CAPITAL GAMING INTERNATIONAL, INC.
                                   EXHIBIT 12
         SCHEDULE OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                               Years ended June 30,
                                 ---------------------------------------------------------------------------------
                                     1996              1995              1994              1993            1992
                                     ----              ----              ----              ----            ----
                                  [Restated]

Consolidated Pre-Tax [Loss]
   Income from Operations        $  (3,717,632)    $(116,876,172)   $(24,168,030)      $ (1,652,412)    $   52,282

Fixed Charges                       21,846,414        20,388,518       7,837,795              2,332         12,800
                                 -------------     -------------    ------------       ------------     ----------

     Earnings for Computation    $  18,128,782     $ (96,487,654)   $(16,330,235)      $ (1,650,080)    $   64,290
                                 =============     =============    ============       ============     ==========

Interest Expense                 $  19,061,910     $  18,225,375    $  7,023,794(1)    $          -     $      942

Capitalized Interest                         -         1,473,522         233,645                  -              -

Deferred Financing Cost              2,784,504         2,115,143         777,288                  -              -

Interest Portion of Rent
   Expense                                   -     $      48,000    $     36,713       $      2,332         11,066
                                 -------------     -------------    ------------       ------------     ----------
     Fixed Charges               $  21,846,414     $  21,862,040    $  8,071,440       $      2,332     $   12,008
                                 =============     =============    ============       ============     ==========
Ratio of Earnings to Fixed
  Charges                        $           -     $           -    $          -       $          -     $     5.35
                                 =============     =============    ============       ============   ============


Deficiency of Earnings           $   3,717,632     $ 118,349,694    $ 23,917,937       $  1,652,412     $        -
                                 =============     =============    ============       ============     ==========


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

                                            CAPITAL GAMING INTERNATIONAL, INC.




Dated:  May 16, 1997          By: /s/ William S. Papazian
                                 ----------------------------------------------
                                 William S. Papazian, Senior Vice President and Secretary
                                 (Authorized Representative)


Dated:  May 16, 1997          By: /s/ Cory Morowitz
                                 ----------------------------------------------
                                 Cory Morowitz, Acting Chief Financial Officer (Principal Accounting Officer)