Form 10-Q/A
period 1996-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1997-05-16
CIK 867443

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________


                          Commission File No. 0-19128

    -----------------------------------------------------------------------

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

    -----------------------------------------------------------------------

      Registrant's telephone number, including area code: (609) 383-3333

                                Not applicable
        (Former name, former address and former fiscal year, if changed since last report.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]    NO [ ]

  Indicate the number of shares outstanding of each of the issuer's class of
                common stock as of November 1, 1996:   19,329,574


==============================================================================

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX


Part I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets as of
                         September 30, 1996 and June 30, 1996  [Unaudited]........................1 - 2

                     Consolidated  Statements  of  Operations  for the three  months ended
                         September 30, 1996 and 1995 [Unaudited]..................................3

                     Consolidated  Statement of Changes in  Stockholders'  Deficit for the
                         three months ended September 30, 1996 [Unaudited]........................4

                     Consolidated  Statements  of Cash  Flows for the three  months  ended
                         September 30, 1996 and 1995 [Unaudited]..................................5 - 7

                     Notes to Consolidated Financial Statements...................................8 - 14

Item 2.              Management's  Discussion  and  Analysis of  Financial  Condition  and
                         Results of Operations....................................................15-22


Part II. OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.............................................23

Signature Page       .............................................................................24


Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                (In thousands)

                                                                                  September 30,        June 30,
                                                                                       1996              1996
                                                                                   [Unaudited]
                                                                                  -------------        ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                                          $  3,145          $   2,102
  Cash Held in Escrow                                                                   1,437                500
  Interest Receivable                                                                      42                616
  Native American Management Fees and Expenses Receivable                                 794                667
  Current Portion - Native American Loan Receivable                                     3,748              3,696
  Notes Receivable                                                                          -             35,000
  Prepaid Expenses and Other  Current Assets                                              189                206
                                                                                     --------          ---------
TOTAL CURRENT ASSETS                                                                    9,355             42,787
                                                                                     --------          ---------

FURNITURE, FIXTURES AND EQUIPMENT, net                                                    118                127

OTHER ASSETS:
  Native American Loan Receivable                                                       6,474              7,630
  Investments in Native American Management Agreements, net                             2,461              2,677
  Deferred Financing Costs, net                                                         4,573              6,213
  Deposits and Other Assets                                                               188                188
  Goodwill, net                                                                           416                426
                                                                                     --------          ---------
TOTAL OTHER ASSETS                                                                     14,112             17,134
                                                                                     --------          ---------
TOTAL ASSETS                                                                         $ 23,585          $  60,048
                                                                                     ========          =========

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  September 30,        June 30,
                                                                                       1996              1996
                                                                                   [Unaudited]
                                                                                  -------------        --------
CURRENT LIABILITIES:
  Accounts Payable and Accrued Expenses                                              $  3,011         $    9,943
  Accrued Professional Fees                                                             1,932              1,917
  Accrued Interest                                                                     27,130             23,277
  Equipment Notes Payable - Current Maturity                                              892              1,290
  Bondholder Consent Fee Note                                                           1,350              1,350
  Bank Line of Credit                                                                   2,000              2,000
  11.5% Senior Secured Notes Payable - [net of
  Original Issue Discount of $2,196 and $2,980]                                       124,804            124,020
  Funds held/paid by Trustee for/to Senior Secured                                    (49,986)           (22,489)
    Noteholders
  Unsecured 11.5% Term Note Payable                                                    19,000             19,000
                                                                                     --------         ----------

TOTAL CURRENT LIABILITIES                                                            $130,133         $  160,308

LONG-TERM DEBT:                                                                             -                  -

STOCKHOLDERS' DEFICIT
  Preferred Stock, No Par Value, Authorized 5,000,000 Shares;                               -                  -
  Common Stock, No Par Value, Authorized 75,000,000                                    37,617             37,617
Shares; Issued and Outstanding 19,329,574 Shares
  Additional Paid In Capital                                                            7,877              7,877
  Accumulated  Deficit                                                               (152,042)          (145,754)
                                                                                     ---------        -----------
TOTAL STOCKHOLDERS' DEFICIT                                                          (106,548)          (100,260)
                                                                                     ---------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $ 23,585         $   60,048
                                                                                     ========         ==========




The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                                (In thousands)

                                                                                         Three months ended
                                                                                            September 30,
                                                                                       1996                1995
                                                                                   ------------        ------------
REVENUE
  Native American Casino Management Fees                                            $    2,137          $    2,718

COSTS AND EXPENSES
  Salaries, Wages and Related Costs                                                        473                 756
  Gaming Development Costs                                                                 296                 650
  Professional Fees                                                                        439                 693
  General and Administrative                                                               488                 469
  Depreciation and Amortization                                                            235                 175
  Write-off of Deferred Charges                                                              -                  64
  Cost of Operations of Riverboat Gaming Facilities                                          -               1,600
  Reorganization Costs                                                                     243                   -
                                                                                    ----------          ----------
Total Costs and Expenses                                                                 2,174               4,407
                                                                                    ----------          ----------
  Loss From Operations before Other Income/[Expense]                                       (37)             (1,689)
Other Income  [Expense]:
Interest Income                                                                            168                 515
Interest Expense                                                                        (4,306)             (4,775)
Gain From Sale of Development Agreement                                                      -                 221
Sale of Management Contract                                                                  -               3,000
                                                                                    ----------          ----------
Total Other Income [Expense], net                                                       (4,138)             (1,039)
                                                                                    -----------         -----------
Loss From Operations Before Income Tax                                                  (4,175)             (2,728)
Provision for State Income Taxes                                                          (115)                  -
                                                                                    -----------         ----------
Loss From Operations Before Extraordinary Items                                           (4,290)             (2,728)

Extraordinary Item - Loss From Early
  Extinguishment of Debt                                                                (1,998)                  -
                                                                                    -----------         ----------
Net Loss                                                                                (6,288)             (2,728)
                                                                                    ===========         ===========
Earnings Per Share:
  Loss From Operations Before Extraordinary Items                                   $    (.22)          $    (.14)
  Extraordinary Item                                                                     (.11)               (.00)
                                                                                    ----------          ----------
  Net Loss                                                                          $    (.33)          $    (.14)
                                                                                    ==========          ==========
  Weighted Average Number of Shares
    Outstanding (in thousands)                                                          19,330              19,330
                                                                                    ==========          ==========




The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1


                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                                (In thousands)



                                                      Common Stock
                                            ------------------------------         Additional         Accumulated
                                               Shares             Amount             Capital           [Deficit]
                                            -----------        -----------        -----------        ------------
Balance - June 30, 1996                          19,330        $    37,617        $     7,877        $  (145,754)
  Net loss for the three months ended
    September 30, 1996                                -                  -                  -             (6,288)
                                            -----------        -----------        -----------        ------------
Balance - September 30, 1996                     19,330        $    37,617        $     7,877        $  (152,042)
                                            ===========        ===========        ===========        ============






















The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In thousands)


                                                                                            Three months ended
                                                                                              September 30,
                                                                                        --------------------------
                                                                                           1996            1995
                                                                                        ----------      ----------
OPERATING ACTIVITIES:
   Net Loss from Operations                                                             $  (4,290)      $  (2,728)
   Adjustments to Reconcile Net Loss to
     Net Cash Provided by Operations:
       Depreciation and Amortization                                                          235             174
     Write-off of Deferred Charges                                                              -              64
     Amortization of Deferred Finance Charges                                                 426             519
       and Original Issue Discount
       and Extraordinary Loss From Early Extinguishment of Debt
     Gain From Sale of Development Agreement                                                    -            (221)

         Equity in Losses of River City Joint Venture                                           -             831
         Change in Net Assets of Riverboat Operations                                           -            (192)

   Changes in Assets and Liabilities -
     [Increase] Decrease in:
       Interest Receivable                                                                    140             399
       Prepaid Expenses and Other Current Assets                                               18               -
       Management Fees and Expenses Receivable                                               (128)            976
       Deposits and Other Assets                                                                -               8
     Increase [Decrease] in:
       Accounts Payable and Accrued Expenses                                                   83            (358)
       Accrued Interest Expense                                                             3,852           4,175
                                                                                        ---------     -----------

     Total Adjustments                                                                      4,626           6,375
                                                                                        ---------     -----------
   Net Cash - Operating Activities                                                      $     336       $   3,647



The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In thousands)


                                                                                            Three months ended
                                                                                              September 30,
                                                                                        --------------------------
                                                                                           1996            1995
                                                                                        ---------       ----------
INVESTING ACTIVITIES:
   Investment in Property, Vessel and Equipment                                         $       -       $    (453)
   Advances to Joint Venture                                                                    -            (630)
   Net Transfers from Restricted Cash                                                           -           4,064
   Investments in Management Agreements                                                         -            (149)
   Native American Casino Development Advances                                                  -          (1,070)
   Repayment of Native American Notes Receivable                                            1,104           9,660
                                                                                        ---------       ---------

   Net Cash - Investing Activities                                                      $   1,104       $  11,422

FINANCING ACTIVITIES:
   Funds Held by Trustee                                                                        -         (14,386)
   Reduction in Equipment Notes                                                              (397)           (428)
   Proceeds From Sale of Development Agreement                                                  -             292
                                                                                                -       ---------
   Net Cash - Financing Activities                                                      $    (397)      $ (14,522)
                                                                                        ----------      ----------
   NET DECREASE IN CASH                                                                 $   1,043       $     547

Cash and Cash Equivalents - Beginning of Periods                                        $   2,102       $   1,187
                                                                                        ---------       ---------
Cash and Cash Equivalents - End of Periods                                              $   3,145       $   1,734
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















The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

Part I, Item 1

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]

Supplemental Disclosures of Cash Flow Information:


                                                                                            Three months ended
                                                                                              September 30,
                                                                                        ------------------------
                                                                                           1996            1995
                                                                                        ---------      ---------
Cash paid during the periods for:
Interest:                                                                               $     27        $      -
Income Taxes                                                                            $      -               -


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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and

                      CAPITAL GAMING INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  [UNAUDITED]


Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1996, and the results of its operations and cash flows for the periods then ended. Results of operations for interim periods are not necessarily indicative of a full year of operations. The expenses incurred by CCCD to maintain the physical assets and maintain certain administrative requirements are reflected as part of Operations in the Statement of Operations for all periods presented. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Capital Gaming International, Inc. Form 10-K for the fiscal year ended June 30, 1996 and as filed with the Securities and Exchange Commission ("SEC").

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

                      CAPITAL GAMING INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  [UNAUDITED]



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

         The liability with respect to the Senior Secured Notes has been estimated because the Company's calculation of amounts due on the Senior Secured Notes differs from the amounts due as calculated by the Trustee for the Senior Secured Notes. The calculations of the Company and the Trustee are set forth as follows:

         The amount due on the Senior Secured Notes as of July 30, 1996 has been calculated by the Company as follows:

   Date                                  Description                                           Amount
   ----                                  -----------                                           ------

February 17, 1994                       Notes Issued                                       $  135,000,000
March 30, 1995                          Equity For Debt Swap                               $   (8,000,000)
                                                                                           $  127,000,000
2/1/95 -- 6/30/96                       Interest Payments                                  $   20,692,873
7/1/96 -- 7/29/96                       Interest Payment                                   $    1,176,514
July 29, 1996                           Total Indebtedness before Payment
                                        Date                                               $  148,869,387
July 30, 1996                           Distribution of Cash Under Crescent
                                        City Plan and Proceeds from Cash in
                                        Trust                                              ($  49,986,000)
July 30, 1996                           Total Indebtedness after Payment Date
                                                                                           $   98,883,387

                      CAPITAL GAMING INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  [UNAUDITED]


         The amount due on the Senior Secured Notes as of July 30, 1996 has been calculated by First Trust National Association, the Trustee for the Senior Secured Notes, as follows:


                          Original Principal         $135,000,000
                          Debtor Holds                ($8,000,000)
                          Net Outstanding            $127,000,000

                               Days       Amount              Balance

8-1-95 Int Due                 180       $7,302,500           $134,302,500
2-1-96 Int Due                 180       $7,722,394           $142,024,894
7-26-96 Int Due                176       $7,984,955           $150,009,849
7-26-96 Payment                         ($49,986,000)         $100,023,849

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

                      CAPITAL GAMING INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  [UNAUDITED]




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

[H]      SALE OF CRESCENT CITY CAPITAL DEVELOPMENT

         On May 13, 1996, the Company sold substantially all of its remaining assets in the CCCD subsidiary to a wholly owned subsidiary of Casino Magic Inc. ("CMC") for $56,500,000 as follows:

              Notes                                          $35,000,000
              Cash                                            15,000,000
              Assumption of Equipment Liability                6,500,000
                                                               ---------
                                                             $56,500,000

         During the quarter ending September 30, 1996, the trustee for the Senior Secured Noteholders transferred $28,000,000 of the CMC notes to the Senior Secured Noteholders. In addition, the remaining

                      CAPITAL GAMING INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  [UNAUDITED]


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

Part II, Item 3

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

Part II, Item 3

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

         While the Company cannot predict the terms of its restructuring, the Restructuring Case is most likely to take the form of an exchange of all or a substantial portion of the Company's debt for equity. Given the secured position of the Company's Senior Secured Noteholders and the substantial amount by which the Company's liabilities exceeds its assets, it is likely that the consummation of any plan of reorganization proposed with respect to the Company will result in substantial dilution to the Company's shareholders which could result in their retaining little, if any, equity interest in the Company. The Company believes that any plan of reorganization consummated by the Company will not require a restructuring of the operations of CGMI or CDGC. Furthermore, the Company does not believe it will be necessary and does not intend to file any reorganization proceedings for CGMI or CDGC. The Company does not believe that the Restructuring Case will adversely affect the existing management and development contracts of CGMI and CDGC. However, there can be no assurance that the Company's Native American casino management contracts will not be adversely affected by the Restructuring Case. The management contract with the Muckleshoot Indian Tribe provides that any decree or judgment of insolvency against "Capital" (defined collectively as the Company and CGMI) is an event of default allowing the tribe to terminate the contract. The management contracts with the Tonto Apache Tribe and the Umatilla Tribe generally provide that the tribe may terminate the agreement if CGMI files or consents to the filing of an involuntary petition in bankruptcy under Chapter 7. The Company does not believe that the Restructuring Case will constitute and event of default under any of these provisions.

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

Part II, Item 3

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

Part II, Item 3

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

         Hospitality Franchise Systems, Inc. Hospitality Franchise Systems, Inc. ("HSFI") purchased shares of the Company's common stock in the February 1994 private placement. The Company entered into a Marketing Service Agreement (the "Marketing Services Agreement") with HFS Gaming Corp. ("HFSC"), a wholly-owned subsidiary of HSFI, on February 17, 1994 which was amended in June 1994. Pursuant to an amended Marketing Services Agreement HFSC agreed to employ marketing efforts for the Company's efforts for the Company's current gaming projects to HFSC's customers as well as the franchisees of HSFI and their customers in return for 1% of Net Gaming Revenues (as defined) other than the Narragansett Project which is limited to 0.25% of the annual gaming revenues for such project. The Company is presently in default under the Marketing Services Agreement.

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

Part II, Item 3

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

Part II, Item 3

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

Three months ended September 30, 1996 compared to September 30, 1995

Consolidated

         The three months ended September 30, 1996, resulted in a net loss from operations of $4,290,000 ($.22 per share) and an extraordinary loss of $1,998,000 ($.11 per share) producing for the Company a net loss of $6,288,000, ($.33 per share). This compares with losses from the quarterly period ended September 30, 1995 of $2,728,000 ($.14 per share), representing operations. The losses from operations for the quarter ended September 30, 1996 are substantially attributable to interest expense related to the Company's secured and unsecured debt. This is similarly true for the quarter ended September 30, 1995. The Company accrued interest based on $98,883,000 and $127,000,000 of outstanding 11.5% Senior Secured Notes for the quarterly periods September 30, 1996 and 1995, respectively, and the $19,000,000 unsecured term note. The Company estimated the outstanding balance of the Senior Secured Notes to be $98,883,000 as of July 29, 1996, on which date the trustee disbursed approximately $50,000,000 to the Noteholders. The Company allocated $21,867,000 of this payment to the accrued and unpaid interest and $28,117,000 as a reduction of principal. The actual allocation of these payments has not yet been agreed upon by the Senior Secured Noteholders.

         The net increase of the $1,562,000 in the loss from operations is primarily attributable to the $3,000,000 buy-out of the management agreement by the Cow Creek Tribe in the prior periods and a $221,000 gain from the sale of a development agreement during the quarter ended September 30, 1995 offset by a decrease in costs of $1,600,000 attributable to CCCD. CGMI had three Class III facilities active as of September 30, 1996 as compared to four Class III facilities in 1995. Thus, management fees for the comparative quarters decreased approximately $581,000.

         The consolidated loss from operations before interest and other income/expense for the quarter ended September 30, 1996 was $37,000 as compared to the same loss for the immediately preceding June 30, 1996 fiscal quarter of $184,000. The decrease in loss is primarily attributable to increased management fees and a decrease in professional fees and salaries.

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

Part II, Item 3

                       CAPITAL GAMING INTERNATIONAL, INC.

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Total interest expense decreased from the quarter ended September 30, 1995 due to the extinguishment of $28,116,000 in Senior Secured Notes on July 29, 1996.

         Income Taxes - As the Company has net operating losses (NOL), there is a substantial NOL carryforward existing. A deferred tax benefit could not be recorded as its realization can not be assured at this time and the amount can not be estimated. In the event of future forgiveness of indebtedness, the related taxability of such forgiveness could be reduced by available NOL carryforwards. Any "ownership change," as defined in the Internal Revenue Code of 1986, will severely limit the amount of any NOL carryforwards that may be utilized. CGMI has recorded provisions during fiscal year 1996 for income taxes payable to states in which it operates. Additionally, it is possible that the Company's net operating loss carryforwards will be substantially reduced or eliminated by cancellation of debt income in connection with the contemplated planned restructuring.

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

         CGMI's income from operations before interest and other income/expenses was $1,275,000 for the quarter ended September 30, 1996 and reflects management fee income of $2,137,000 reduced by $862,000 in operating costs. This represents a decrease of $536,000 from the quarter ended September 30, 1995. The costs include salaries and wages $122,000, professional fees $52,000, marketing $364,000, and general and administration and other costs $104,000. In addition, depreciation and amortization was $220,000. This compares to income from operations before interest and other income/expense for the September 30, 1995 quarter of $1,811,000 based on management fees of $2,718,000 offset by $907,000 in operating costs. Costs of the prior quarter include salaries and wages $187,000, professional fees $131,000, marketing $178,000, and general and administrative and other costs $188,000. Depreciation and amortization was $223,000. As mentioned previously, revenues have decreased $581,000 from the prior period.

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

Part II, Item 3

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

Part II, Item 6

                       CAPITAL GAMING INTERNATIONAL, INC.

                        EXHIBIT AND REPORTS ON FORM 8-K


(a)  Exhibits


Exhibit
Number
-------
  27                Financial Data Schedule

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CAPITAL GAMING INTERNATIONAL, INC.

Date:  May 16, 1997                 By:/s/ William S. Papazian
                                       ---------------------
                                          William S. Papazian, Senior Vice
                                          President and Secretary
                                          (Authorized Representative)

Date:  May 16, 1997                 By:  /s/ Cory Morowitz
                                       ----------------------
                                          Cory Morowitz, Acting Chief
                                          Financial Officer (Principal
                                          Accounting Officer)