Form 10-K
period 1997-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1997-10-14
CIK 867443

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                      or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                          Commission File No. 0-19128
                             ---------------------

                      CAPITAL GAMING INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             New Jersey                                  22-3061189
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                      2701 East Camelback Road, Suite 484
                            Phoenix, Arizona 85016
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (602) 667-0670

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the Registrant's Common Stock, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by the "NASDAQ-Electronic Bulletin Board" on June 25, 1997 was $0.03 per share.*

Number of shares of Common Stock of the Registrant issued and outstanding as of September 30, 1997 was 1,866,667

                   DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE
-----------------
*The Company's common stock was delisted from the NASDAQ OTC Bulletin Board effective June 25, 1997 because there were no marketmakers for the Company's common stock. The Company will seek relisting upon satisfaction of relevant criteria including registration of market makers.

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----

ITEM 1.  BUSINESS.................................................................................................1

ITEM 2.  PROPERTIES..............................................................................................20

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................21

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................21

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................22

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................24

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................33

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................33

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS........................................................................34

ITEM 11. EXECUTIVE COMPENSATION..................................................................................35

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................42

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................43

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................44

ITEM 1. BUSINESS

General

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management and development interests with Native American Tribes in several states. The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         CGMI currently manages and operates three Native American gaming facilities, which CGMI has developed or expanded into Class III gaming (as herein defined) facilities:

         Muckleshoot Tribe - Auburn, Washington (Class III facility became operational in April 1995)

         Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

         Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CDGC has a management and development contract with the Narragansett Tribe for the development of a Class III gaming facility in Charlestown, Rhode Island. See "Native American Gaming Operations".

         Gaming has evolved into a national industry. At least 33 states sponsor lotteries. Bingo games operated by charities are legal in at least 46 states. In addition to the primary markets in Nevada and New Jersey, gaming activities have expanded to include riverboat and dockside gaming, state-sponsored video lotteries, limited stakes casino gaming and Native American gaming. Other forms of gaming conducted in certain areas of the United States include slot machine gaming, or variations thereof, in restaurants, bars, hotels and truck stops; pari-mutuel betting on horse racing, dog racing and jai-alai; sports book making and card rooms. The Company is actively seeking new opportunities in Native American gaming and secondary gaming market jurisdictions.

Company's Strategy

         The Company is focusing its efforts on maintaining its existing gaming management interests with Native American Tribes, pursuing a strategy to develop CGMI's and CDGC's Native American gaming operations and seeking other gaming opportunities in existing and emerging gaming jurisdictions. The Company believes that it has significant opportunities in Native American gaming because of its demonstrated and continued success at the facilities it currently manages through its subsidiaries, its approval and/or licensing by the National Indian Gaming Commission (the "NIGC") and various state and tribal gaming jurisdictions and its excellent reputation in this industry segment. The Company continues to focus on management, consulting and development opportunities in Native American gaming jurisdictions where the Company is already licensed as well as new jurisdictions. The Company is also focusing on secondary gaming market opportunities in various jurisdictions where opportunities exist parallel to the size and scope that the Company has successfully developed and manages in the Native American gaming segment of the gaming industry.

         Management believes its experience in and early entry into the Native American gaming segment of the gaming industry and receipt of certain approvals from the NIGC and other state and tribal regulatory authorities will provide it with a competitive advantage over companies just entering Native American gaming development and management.

Company History

         The Company was originally organized in June 1990 and was involved in an unrelated business prior to its entry into the Native American gaming segment in 1993. From March 31, 1992 through January 20, 1993, the Company entered into a series of transactions with Great American Recreation, Inc. and its wholly-owned subsidiary (collectively, "GAR") pursuant to which the Company sold its assets in this unrelated business segment to GAR. Management believes that the foregoing transactions have resulted in the satisfaction of substantially all of the liabilities associated with these prior unrelated business activities conducted by the Company.

         With the January 1993 hiring of Edward M. Tracy, the Company's Chairman of the Board and Chief Executive Officer, and subsequent additions of other experienced casino industry executives, the Company embarked on its new strategy of pursuing opportunities in emerging segments of the gaming industry.

Native American Gaming Operations

         Background on Native American Gaming

         Native American casino gaming has been a rapidly growing part of the casino gaming industry. A 1987 United States Supreme Court decision opened the way for full-scale Native American casinos. The Supreme Court held that if a state has legalized any form of gaming, even in a restricted form, Native American Tribes have the right to offer the same gaming on Native American land, free of state restrictions. In 1988, in response to this decision and to promote Tribal economic development and self-sufficiency, Congress passed the Indian Gaming Regulatory Act ("IGRA" or the "Act"). The Act provides the framework for federal, state and Tribal control over Native American gaming. Native American Tribes must negotiate compacts with their host states before certain types of gaming are allowed. If the state does not negotiate a compact in "good faith" with the Tribe, the Act provides that the Tribe may sue the state in federal court to force the state to negotiate. If the state continues to resist negotiations, the Act provides that a court-appointed mediator will impose upon the parties either the compact proposed by the state or the compact proposed by the Tribe.

         Several states have resisted entering into Tribal/State Compacts. In Seminole Tribe of Florida v. Florida, the United States Supreme Court held that a state may assert an 11th Amendment immunity defense where a Tribe has commenced an action to enforce the state's obligation to negotiate in good faith. Thus, the federal courts are incapable of providing the relief contemplated by IGRA. In response to Seminole, the Secretary of the United States Department of Interior (the "Secretary of the Interior") has requested comments as to how the Secretary of the Interior should implement his authority to promulgate Secretarial procedures which would govern gaming where a state has asserted the 11th Amendment immunity from suit. If the Secretary of the Interior decides to adopt such procedures, and if such procedures withstood legal challenge, the procedures would substitute for the Tribal/State Compact.

         The Act divides the types of games which may be played into two principal classes, Class II gaming and Class III gaming. "Class II gaming" generally consist of bingo, pull-tabs, lotto and, in some circumstances, poker. "Class III gaming" generally consists of all other forms of commercial gaming, including table games such as blackjack, craps and roulette, slot machines and video gaming (including video blackjack and poker), sports betting and pari-mutuel gaming. The forms of gaming allowed in any class vary from state to state depending upon the terms of each Tribal/State Compact. Class II gaming is permitted on Native American land if (a) the state in which the Native American land is located permits such gaming for any purpose by any person; (b) the gaming is not otherwise specifically prohibited on Native American Land by federal law; (c) the gaming is conducted in accordance with an approved Tribal ordinance; and (d) other miscellaneous requirements are met. Class III gaming is permitted on Native American land if the conditions applicable to Class II gaming are met and, in addition, the gaming is in compliance with the terms of the compact between the Tribal government and the applicable state government. All compacts between Tribes and states must be approved by the Secretary of the Interior.

         Operations of the Company's Subsidiaries

         CGMI was incorporated on October 24, 1978, as a wholly-owned subsidiary of Bass Leisure Group, Inc., a wholly-owned subsidiary of Bass, PLC. CGMI operated in the Class II gaming market, primarily providing management for high stakes bingo facilities of certain Native American tribes. On November 19, 1993, the Company acquired all of the issued and outstanding shares of voting common stock of CGMI for a total purchase price of $2.6 million. At the time of CGMI's acquisition by the Company, CGMI was managing Class II gaming facilities for the Oneida, Muckleshoot and Cow Creek Tribes. Also, CGMI had executed a management contract with the Narragansett Tribe which was and remains in the developmental stage. CGMI was also involved in preliminary negotiations with regard to the execution of a Class III gaming management contract with the Muckleshoot Tribe. As contemplated by various agreements of the Company, CGMI's management and development rights and obligations with the Narragansett Tribe were subsequently transferred to CDGC.

         In August 1994, CGMI's management contract with the Umatilla Tribe was approved by the NIGC. The approval followed an extensive background investigation as required by applicable NIGC regulations into the Company's past and current business activities and practices as well as the Company's key employees. This approval was significant because the background investigations, as well as certain environmental approvals, require the most time in the entire NIGC management contract approval process. The management contracts between CGMI and the Tonto Apache Tribe and the Muckleshoot Tribe were approved by the NIGC in January 1995 and April 1995, respectively. The Company and its subsidiaries invested approximately $27 million towards the expansion of existing facilities and for the development of new Class III gaming facilities for which it has signed contracts exclusive of the proposed Narragansett project. Of this amount, $3.3 million represents equipment financing obtained on behalf of the Tribes. The expenditures have included construction/expansion costs, equipment purchases, pre-opening expenses and general working capital. The funds were invested in the form of capital loans from CGMI to the Tribes and will be required to be repaid with interest and principal, generally over the life of the management contracts. In September 1995, the Cow Creek Tribe prepaid approximately $824,000 and the Muckleshoot Tribe prepaid approximately $7.6 million of loans made by CGMI to these Tribes relating to the construction of their respective facilities. As of June 30, 1997, the Company was owed approximately $7,631,000 on account of remaining tribal loans.

         The Company intends to maintain a focused strategy to develop CGMI's and CDGC's Native American gaming operations and attempt to capitalize on its presence in Native American gaming and general casino experience to seek additional management contracts.

         CGMI's and CDGC's principal existing and development projects are described below.

         Capital Gaming Management, Inc.

         Muckleshoot Contract (Muckleshoot Casino - Auburn, Washington). CGMI currently operates the 65,000 square foot Muckleshoot Casino which offers Class III table games (such as blackjack, roulette, craps, baccarat, Pai Gow, Caribbean Stud and Big Six), off-track betting ("OTB"), pulltabs and keno, in addition to non-gaming amenities including fine dining and a gift shop. The Muckleshoot Casino commenced operations on April 28, 1995. The Muckleshoot Casino is located approximately 20 miles south of Seattle and 15 miles north of Tacoma. The casino targets local residents from the Seattle-Tacoma area. CGMI also managed a Class II high-stakes bingo facility for the Muckleshoot Tribe until the expiration of the contract in September 1996.

         On April 10, 1993, CGMI signed a management contract ("Operating Agreement") with the Muckleshoot Tribe to construct, manage and operate a Class III gaming facility offering Las Vegas-style games including blackjack, roulette, craps, poker, OTB and keno. Certain games have state-mandated maximum per hand betting limits of $500. As amended in April 1995, the Operating Agreement is for a term of five years. Pursuant to the terms of the Operating Agreement between the Muckleshoot Tribe and CGMI, the Muckleshoot Tribe has prepaid to CGMI approximately $7.6 million that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Operating Agreement, the annual management fee of 11.5% of gross gaming revenues has been reduced to 3.9% of gross gaming revenues simultaneously with the repayment of the loan by the Muckleshoot Tribe in September 1995. This 66% reduction in the management fee was effective September 1995 and has significantly impacted and will continue to impact the future management fees earned from the Operating Agreement.

         The Operating Agreement between CGMI and the Muckleshoot Tribe was approved by the NIGC in April 1995. In addition, the Company has received a gaming license from the State of Washington permitting the Company to act as a manager/financier of Native American gaming operations in the State of Washington. The Company also has a temporary certification by the Muckleshoot Tribe.

         Tonto Apache Contract (Mazatzal Casino - Payson, Arizona). CGMI currently manages the 35,000 square foot Mazatzal Casino for the Tonto Apache Tribe which offers slot machines, keno, poker, pull tabs and high stakes bingo in addition to non-gaming amenities including a restaurant, sports bar and gift shop. The Mazatzal Casino commenced operations on April 27, 1995.

         The Mazatzal Casino targets both the local Payson residents and other persons living 75 miles to the south in the Phoenix, Arizona metropolitan area. The Mazatzal Casino is located just south of Payson on Highway 87. In addition to the Payson area residents, the Mazatzal Casino attracts people from the Phoenix area on day trips and weekend vacations, particularly because of the more desirable climate in Payson during the summer months.

         On June 29, 1993, CGMI signed a five year management contract with the Tonto Apache Tribe (the "Tonto Apache Management Contract"), to construct and operate a Class III gaming facility which would offer slot machines, keno, high stakes bingo, non-banking table games and OTB. The five-year term commenced on the date the facility opened in April 1995. The Tonto Apache Management Contract may be extended for two years at the option of the Tonto Apache Tribe and upon application to the NIGC. The Tonto Apache Management Contract provides for CGMI to receive a management fee of 30% of Net Distributable Profits (as defined therein).

         The Tonto Apache Management Contract between CGMI and the Tonto Apache Tribe was approved by the NIGC on January 30, 1995. In addition, in February 1995, the Company received temporary management certification from the Arizona State Gaming Agency. The Company has a temporary certification by the Tonto Apache Tribe.

         Umatilla Contract (Wildhorse Gaming Resort - Pendleton, Oregon). CGMI currently manages the Wildhorse Gaming Resort for the Umatilla Tribes which offers video-lottery terminals, black jack, poker, OTB, keno and high stakes bingo in addition to non-gaming amenities including a restaurant and gift shop. The Wildhorse Gaming Resort commenced operations on March 10, 1995.

         The Wildhorse Gaming Resort targets local residents of the Tri-Cities area of southern Washington (Richland, Kennewick and Pasco). The Wildhorse Gaming Resort site is accessible to residents within a 100 mile radius that also includes Pendleton and Walla Walla. The Wildhorse Gaming Resort is located approximately 200 miles east of Portland, Oregon, and targets business travelers and tourists by attracting potential customers traveling along Interstate 84, the main east-west freeway in northern Oregon and the location of the historic Oregon trail.

         CGMI signed a five year contract on November 9, 1993, with the Umatilla Tribe (the "Umatilla Management Contract"), to construct, manage and operate a Class II and Class III gaming facility. The five-year term commenced on the date the facility opened in March 1995. The Umatilla Management Contract provides for a management fee of 30% of net distributable profits after debt service (as defined therein). The Umatilla Management Contract may be extended for two years if certain contingencies are met. The Umatilla Management Contract between CGMI and the Umatilla Tribe was approved by the NIGC on August 17, 1995, and the State of Oregon has approved the Company as being suitable to manage/finance Native American gaming operations in the State of Oregon.

         Capital Development Gaming Corp.

         Narragansett Contract - Native American Casino (Rhode Island). CDGC has entered into a seven-year management and development contract with the Narragansett Tribe (as amended, the "Narragansett Contract"). The Narragansett Contract provides for CDGC to receive an annual management fee of 30% of net distributable profits (as defined therein) of the facility for the first five years and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance a construction loan to be repaid over a seven-year period. The Narragansett Contract was submitted to the NIGC for approval in June 1995. In light of certain federal legislation as well as pending litigation, no assurance can be given if, or when, such approval will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract which could materialy adversely impact the value of such Contract.

         In August 1994, a Tribal-State Compact was entered into between the Narragansett Tribe and Governor Bruce Sundlun of Rhode Island. In October and November 1994, two lawsuits were filed (including one by Rhode Island Attorney General Pine referred to herein as the "Pine Case") seeking to void the Tribal/State Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State legislative approval. In 1995, Rhode Island's new governor, Governor Almond, joined in the Pine Case.

         In February 1996, the United States District Court for the District of Rhode Island held that the Tribal/State Compact was void for lack of State legislative approval. The State of Rhode Island has subsequently refused to negotiate with the Narragansett Tribe.

         The Secretary of the Interior has requested comments as to whether the Secretary of the Interior can enact Secretarial procedures to permit gaming under IGRA for the Tribes in states (such as Rhode Island) that refuse to negotiate Tribal/State Compacts in good faith. If the Secretary of the Interior concludes that he has such authority, the Company believes that the Secretary of the Interior may adopt such procedures resulting in the Secretary of the Interior adopting procedures applicable to gaming by the Narragansett Tribe. Unless the Chafee Rider (as defined below) is overturned, however, there can be no assurance that the Secretary of the Interior will have the authority to impose a compact on the State of Rhode Island.

         In addition, in September 1996, federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility is currently planned to be built) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett Tribe by treating it differently from every other Indian Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of the ranking members of the Senate Indian Affairs Committee. Unless the Chafee Rider is overturned, the Narragansett Tribe will be precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island state law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility absent a repeal of the Chafee Rider would be to submit the issue to a statewide and, possibly, local referendum. There can be no assurance, however, that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In August 1996, the NIGC submitted comments on the Narragansett Contract. In light of the decision by the United States District Court for the District of Rhode Island invalidating the Tribal/State Compact, the NIGC had informed the Company and the Narragansett Tribe that they would only consider a contract relating solely to Class II gaming. In light of this, the Company bifurcated the Narragansett Contract and submitted it (the "Management Agreement") on June 21, 1996 for review and approval by the NIGC of only the portions relating to Class II gaming. The Company reclassified the Class III contract as a development contract until such time as a Tribal/state compact for Class III gaming was signed. As a result of the Chafee Rider, however, on December 16, 1996, the NIGC declined further review of the Management Agreement between the Narragansett Tribe and CDGC. In declining to approve the Management Agreement, the NIGC cited enactment of the Chafee Rider that removed the Narragansett Tribe's settlement lands from the application of the IGRA. The Chairman of the NIGC declined review of the Management Agreement asserting that the Naragansett Tribe had lost its rights to conduct Class II and Class III gaming as a result of the application of the Chafee Rider. An appeal from this decision was filed with the NIGC on December 20, 1996, and on June 17, 1997, the NIGC issued a final decision upholding the Chairman's decision.

         On February 19, 1997, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia, naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of such Court to the effect that, among other things, the Chafee Rider is unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, and an injunction requiring the defendants to complete the Management Agreement between the Narragansett Tribe and CDGC. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgment in the matter. A hearing was held on this action on June 7, 1997 and on August 18, 1997, the District Court for the District of Columbia granted the NIGC's motion for summary judgment. Management believes that the Narragansett Tribe will appeal this decision.

         Congressional review of the Chafee Rider was initiated on May 1, 1997, with a hearing before the Committee on Resources of the U.S. House of Representatives. The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island, who support the Chafee Rider. Following this hearing, on June 19, 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee on Resources. Joining Rep. Kennedy as original co-sponsors of H.R. 1983 were Rep. Don Young (R-AK), the Chairman of the Committee on Resources, and Rep. Dale E. Kildee (D-MI), a member of the Committee on Resources, and Co-Chairman of the Congressional Native American Caucus. H.R. 1983 has been referred to and is pending before the Committee on Resources.

         In spite of the set-back caused by the Chafee Rider, CDGC intends to pursue the Narragansett development project. There can be no assurance, however, that any legislative or judicial efforts to overturn the Chafee Rider will be successful.

         The Company has continued funding the on-going development costs of the Narragansett development project, which at June 30, 1997, has amounted to approximately $9.0 million consisting primarily of legal costs, environmental engineering and assessment and design costs, approximately $2,190,000 which was expensed in Fiscal 1997.

         The Narragansett casino gaming facility will not be located on the Charlestown site unless the Chafee Rider is rendered ineffective. Although there can be no assurance, assuming the negotiation of an appropriate compact with the State of Rhode Island, management believes that the Class III gaming facility could contain up to 120,000 square feet of gaming space and offer up to 3,000 slot machines and 150 table games. The gaming facility is expected to target the local middle-income market and to attract local Rhode Island residents from the surrounding areas. However, due to Rhode Island's small geographical size, CDGC expects to also draw customers from the neighboring states of Connecticut and Massachusetts.

         New England is already home to several full scale casinos, including the Foxwoods Casino operated by the Mashantucket Pequot Tribe and the Mohegan Sun Casino operated by the Mohegan Tribe which opened in October 1996. Both these casinos are in Connecticut. It is possible that other casinos will be established in other parts of New England, including Massachusetts. Because of the market size, the establishment of existing and such other casinos could have an adverse impact on the Narragansett casino's gross revenues and, in turn, on the income generated by CDGC under the Narragansett Contract.

         In order to fund the construction costs for the project, it is anticipated that the Company would require significant additional capital. The inability of the Narragansett casino to offer a full scope of gaming could create a competitive disadvantage. There can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable to the Company.

         Other Projects of the Company

         Jena Band of Choctaws Contract . When the Company completed the acquisition of CGMI, there was an existing management contract relating to the development of a Class III gaming facility with the Jena Band of Choctaws Tribe in Louisiana (the "Jena Contract"). The Jena Contract has not been approved by the NIGC. Subsequent to the execution of the Jena Contract, the Jena Band of Choctaws became a federally-recognized tribe. This effort was funded by the Company. The Jena Tribe has advised the Company that it does not believe it is bound by the existing agreement, and the Jena Tribe has had discussions with other management companies. The Company intends to enforce its rights under the Jena Contract against any third parties which interfere with this relationship.

         Native American Gaming Competition

         The Native American gaming industry has experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts may become less lucrative to management companies such as the Company as the Tribes have more management companies to choose from. Additionally, many of the Company's competitors have substantially more gaming experience, are larger and have greater financial resources to fund the development of new Tribal gaming operations and attract new management contracts to the Company.

         Additionally, Native American casinos experience intense competition from other Native American casinos, state sponsored lotteries and gaming, charitable gaming, as well as gaming in primary markets (Nevada and New Jersey) and secondary markets (including riverboat, dockside, card rooms, bars and truck stop operations). There can be no assurance that such competitive factors will not negatively impact existing or future casinos which the Company manages.

Reorganization

         Reorganization of Crescent City Capital Development Corp. and Sale of Discontinued Operation

         Crescent City Capital Development Corp. ("CCCD"), a former wholly-owned subsidiary of the Company, held a 50% interest in a riverboat joint venture gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). Due primarily to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans riverboat and land-based gaming industry, and to stem operating losses, the Company terminated CCCD's operations in June 1995 and the River City Joint Venture was terminated in July 1995. On July 28, 1995, CCCD consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code (the "CCCD Reorganization Case") and sought a purchaser for this discontinued operation.

         CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") on October 13, 1995. On January 12, 1996, CCCD's plan of reorganization was confirmed (the "January CCCD Plan of Reorganization"). The January CCCD Plan of Reorganization was predicated upon an agreement (the "MRI Agreement") with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment financing liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1995, including, but not limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change of berth and transfer of the license from Orleans Parish, Louisiana to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its senior secured noteholders and its shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         On February 21, 1996, the Company entered into a stock purchase agreement (the "CMC Agreement") with Casino Magic Corp. ("CMC"), two of CMC's wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of CMC. An Amended Plan of Reorganization (the "Amended CCCD Plan of Reorganization") predicated upon consummation of the CMC Agreement was confirmed by the bankruptcy court overseeing the CCCD Reorganization Case and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of CMC for an aggregate purchase price of $56.5 million, consisting of $15 million cash, $35 million in Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The cash and Purchaser's Notes paid by CMC's wholly-owned subsidiary as the purchase price for CCCD were distributed in accordance with the provisions of the Amended CCCD Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's Notes were distributed to the indenture trustee on account of the Company's 11.5% Senior Secured Notes due 2001 (the "Old Senior Secured Notes"). The Amended CCCD Plan of Reorganization also provided for the distribution to CCCD's unsecured creditors of the proceeds of all of CCCD's remaining assets not sold to CMC.

         On July 29, 1996, the indenture trustee for the Old Senior Secured Notes distributed $49,986,000 in cash and Purchaser's Notes to the holders of the Old Senior Secured Notes on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of a Tribal development loan, proceeds from the buyout of a management contract, $3.2 million in unused restricted cash and other sources. Subsequently, in August 1996, the Purchaser's Notes was redeemed by CMC at 100% of the principal amount plus accrued interest.

         Reorganization of the Company

         As a result of the CCCD Reorganization Case, on June 13, 1995, First Trust National Association, the indenture trustee with respect to the Old Senior Secured Notes (the "Trustee"), notified the Company of the occurrence of certain events of default ("Events of Default") under the Indenture with respect to the Old Senior Secured Notes (the "Old Indenture"). The Old Senior Secured Notes were guaranteed by CGMI and CCCD. The Event of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral (as defined in the Old Indenture), which was pledged to secure repayment of the Old Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC"), the Company's Collateral Agent, that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Old Indenture until directed by the Trustee. Additionally, the Company failed to make interest payments on its Old Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Old Senior Secured Notes on August 1, 1995, which also constituted Events of Default under the Old Indenture.

         In order to restructure the Old Senior Secured Notes, pursuant to negotiations with a steering committee ("Noteholders Steering Committee") representing more than two-thirds of the holders of the Old Senior Secured Notes, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") on December 23, 1996 (the "Petition Date"). The petition did not involve the Company's wholly-owned subsidiaries. The Company operated as a debtor-in-possession until March 19, 1997 when its Plan of Reorganization (as defined below) was confirmed by the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         Subject to certain exceptions under the Bankruptcy Code, the Company's reorganization proceedings automatically enjoined the continuation of any judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of or control over property of the Company or to create, perfect or enforce any lien against the property of the Company were also enjoined. As a result, the creditors of the Company were precluded from collecting pre-petition debts without the approval of the Bankruptcy Court.

         On the Petition Date, the Company filed a pre-negotiated Plan of Reorganization (together with all subsequent amendments and modifications the "Plan of Reorganization"), and an accompanying disclosure statement (together with all subsequent amendments and modification, the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

         On March 19, 1997, the Bankruptcy Court conducted a hearing regarding confirmation of the Plan of Reorganization and entered an order confirming the Plan of Reorganization submitted by the Company as modified by that order. As contemplated by the Plan of Reorganization, on May 28, 1997 (the "Effective Date"), the Company emerged from Chapter 11 and consummated the Plan of Reorganization.

         The Plan of Reorganization provides for the continuation of the Company. Under the Plan of Reorganization, on the Effective Date the outstanding common stock of the Company (the "Old Common Stock") and the Old Options (as hereinafter defined) were cancelled and the Company, as reorganized, issued 1,866,667 shares of its new common stock, no par value (the "New Common Stock"), some of which is being held by the transfer agent subject to distribution under the Plan of Reorganization. The New Common Stock will be distributed pursuant to the terms of the Plan of Reorganization.

         The Plan of Reorganization provides generally that creditors of the Company are to receive distributions as follows: (i) holders of Old Senior Secured Notes receive in the aggregate (A) on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), their Pro Rata Share (as defined in the Plan of Reorganization) of the Company's 12% Senior Secured Notes due 2001 (the "New Senior Secured Notes") having a principal face amount of $21.45 million and 1,225,000 shares of the New Common Stock, and (B) on account of their unsecured Deficiency Claims (as defined in the Plan of Reorganization) totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims (see subparagraph (iii) below); (ii) holders of Secured Claims (as defined in the Plan of Reorganization) that are not Claims (as defined in the Plan of Reorganization) arising out of Old Senior Secured Notes receive, at the option of the Company: (X) such treatment as will leave such holder unimpaired; (Y) payment in full, in cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of (A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions (as defined in the Plan of Reorganization) recovered pursuant to the Plan of Reorganization; and $1,100,000 in New Senior Secured Notes. With respect to Class 4 Claims (as defined in the Plan of Reorganization), the trustee with respect to the Amended Indenture (the "Amended Indenture Trustee") could receive no more than 375,000 shares of New Common Stock and $550,000 in New Senior Secured Notes on account of its allowed Class 4 Claim, and any shares the Amended Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Senior Secured Notes is required to be distributed pro rata to all other holders of Allowed Class 4 Claims. See "Business - Debt After Reorganization" for a description of the New Senior Secured Notes and "Business - Capital Structure" for a description of the Company's current capital structure.

         Holders of the Old Common Stock received their pro rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock (collectively, the "Old Options") were cancelled and holders of such Old Options received no distributions of property on account thereof.

         The Plan of Reorganization provides for the discharge of all claims against the Company and/or release of liability only of the Company, its wholly-owned subsidiaries and their respective present and former directors, officers and employees, the Amended Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan of Reorganization is the release by the Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided under the Plan of Reorganization.

         Management Agreements. The Plan of Reorganization provides for the continued employment of the Company's key management, Edward M. Tracy, Chairman and CEO, and William S. Papazian, Senior Vice President, General Counsel and Director, and amended the existing employment agreements to provide for three year terms expiring in May 2000 at an annual salary of

$495,000 and $200,000, respectively. The employment agreements also provide for severance payments equal to one to three years upon the occurrence of termination of employment under certain circumstances.

         Liabilities Subject to Compromise . Prior to the commencement of the Company's Chapter 11 case, the Company incurred certain secured and unsecured obligations. Additional claims arose subsequent to the Petition Date resulting from the rejection of certain executory contracts and from the allowance by the Court of contingent and/or disputed claims. Creditors and other parties in interest filed claims with the Court which were in excess of the amounts recorded in the Company's records. These differences were related to errors, duplicative claims and overstatement of claims.

         Debt After Reorganization

         New Senior Secured Notes. Pursuant to the Plan of Reorganization, the holders of the Old Senior Secured Notes, along with certain unsecured creditors and key members of management, were entitled to receive New Senior Secured Notes having an aggregate principal amount of $23.1 million. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Company's Amended and Restated Senior Secured Notes Indenture, dated as of March 27, 1997 (the "Amended Indenture") includes certain restrictive covenants. (See "Description of Amended Indenture".) The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date. The New Senior Secured Notes mature in May 2001. Required principal payments are as follows:

                  May 28, 2000       $  4,620,000
                  May 28, 2001         18,480,000

Additionally, the Company will make required interest payments of approximately $1,386,000 commencing November 15, 1997 and continuing semi-annually thereafter until May 2001.

         Description of Amended Indenture. The Amended Indenture governs the terms of the New Senior Secured Notes. The New Senior Secured Notes are unconditionally guaranteed as to principal, premium, if any, and interest, on a senior basis, jointly and severally by all existing and future Subsidiaries (other than CDGC and its subsidiaries) of the Company (the "Guarantors"). The New Senior Secured Notes are secured by a lien on substantially all of the assets of the Company and all existing and future Guarantors. Under certain circumstances, the Collateral (as defined in the Amended Indenture) may be released from the lien created by the Amended Indenture and, under other circumstances, additional liens may be granted on the Collateral.

         The Company is required to offer to purchase New Senior Secured Notes with the proceeds from asset sales which are deposited in a segregated net cash proceeds account within 365 days after the date of such asset sale or when amounts accumulated from such asset sales exceeds $7,500,000, together with accrued interest to the date of repurchase. The New Senior Secured Notes and the Guaranty rank pari passu with all existing and future senior indebtedness of the Company and the Guarantors, respectively, and senior in right of payment to all subordinated indebtedness of the Company and the Guarantors, respectively.

         Principal covenants include, among others, maintenance of coverage ratio, and limitations on: dividends and other restricted payments and investments, payment restrictions affecting Subsidiaries, transactions with Affiliates (as defined in the Amended Indenture), consolidations, mergers and sales of assets, incurrences of additional Indebtedness (as defined in the Amended Indenture) and Disqualified Capital Stock (as defined in the Amended Indenture), liens, lines of business and certain transactions which must be authorized by the Advisory Committee (as defined in the Amended Indenture).

         The Amended Indenture contemplates the formation of an advisory committee ("Advisory Committee") for the purposes of, among other things, overseeing certain aspects of the Company's operations. The initial members of the Advisory Committee were selected by the Noteholders Steering Committee and were approved by the Bankruptcy Court.

         The Company and the Guarantors have covenanted to file, upon request from the Advisory Committee or the Holders of the New Senior Secured Notes or the New Common Stock, a registration statement under the Securities Act of 1933 with respect to the New Senior Secured Notes and the New Common Stock.

The Company and the Guarantors also have agreed to use their best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 180 days following such notice.

         Capital Structure Prior To The Reorganization

         Preferred and Common Stock. Prior to the Effective Date, the Company had authorized 5 million shares of preferred stock (the "Old Preferred Stock"), of which none were issued. The Old Common Stock of the Company consisted of 75 million authorized shares of which approximately 19.0 million shares were outstanding immediately prior to the Effective Date. All Old Common Stock and Old Preferred Stock were cancelled on the Effective Date.

         Capital Structure Following the Reorganization

         The Plan of Reorganization provided for the amendment and restatement of the Company's Certificate of Incorporation (the "Certificate of Incorporation") and bylaws. The Certificate of Incorporation authorizes 3.2 million shares of New Common Stock. On the Effective Date, 1,866,667 shares of New Common Stock were issued to the Company as disbursing agent under the Plan of Reorganization. The New Common Stock will be distributed to various classes of creditors pursuant to the terms of the Plan of Reorganization. In addition, the Company's executive management became entitled to receive a total of 66,667 shares of common stock on the Effective Date. As of June 30, 1997, the Company had not allocated such shares among executive management. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan of Reorganization over the two-year period after the Effective Date. Executive management will be entitled to receive the remaining shares in two installments, on the first and second anniversary of the Effective Date.

         Stock Option Plan

         Pursuant to the Plan of Reorganization, the Company cancelled all of its existing stock options and adopted the 1997 Stock Option Plan (the "Stock Option Plan") covering 200,000 shares of the New Common Stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Plan of Reorganization no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Stock Option Plan expires in March 2007. Incentive stock options granted under the Stock Option Plan to employees who are not 10% owners are exercisable for a period up to ten years from the date of grant at an exercise price of $1.75 or such lesser amount approved by the Company's noteholders advisory committee. The exercise price may be adjusted subject to certain recapitalization provisions of the Stock Option Plan. Incentive stock options granted under the Stock Option Plan to employees who are 10% shareholders are exercisable for a period up to five years at the same exercise price provisions. As of June 30, 1997, there were no options granted under the Stock Option Plan.

Net Operating Loss Carryforwards ("NOLs")


         The following description of the Company's net operating loss carryforwards is based upon management's analysis of the application of the relevant sections of the Tax Code (as herein defined) to the net operating loss carryforwards of the Company. There can be no assurance that the Internal Revenue Service or the courts will agree with management's analysis. There are substantial risks associated with the Company's utilization of its NOLs. See "Risk Factors - Net Operating Loss Carryforwards."

         For purposes of this discussion, unless otherwise defined or modified, the term "Gross NOLs" means the total NOLs reported to the Internal Revenue Service on the federal income tax returns of the particular taxpayer, before the application of any reductions and related adjustments described in the following paragraphs under this heading "The Net Operating Loss

Carryforwards". Based on its federal income tax returns for the years through June 30, 1996, the Company and its subsidiaries reported cumulative Gross NOLs of approximately $107,000,000. Under Section 172(b) of the Internal Revenue Code of 1986, as amended (the "Tax Code") as in effect for those years, unused NOLs expire after fifteen taxable years from the taxable year of a loss. Because these losses were generated in 1994, 1995 and 1996, they should expire in 2009, 2010 and 2011 respectively.

         For purposes of this discussion, the term "Net NOLs" means the amount of NOLs of the particular taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Tax Code ss. 108 and Tax Code ss. 382(1)(5), assuming that Tax Code ss. 382(1)(5) applies, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384. See "Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under the Chapter 11 Reorganization". After taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies as described in more detail in this section "Net Operating Loss Carryforwards", management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1997 are approximately $31,500,000, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards".

         Cancellation of Debt Income Under Code ss. 108. Under the Plan of Reorganization, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was canceled. Generally, Tax Code ss. 108 provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code ss. 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the excess amount canceled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that approximately $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness of the Company pursuant to the Plan of Reorganization.

         Tax Code ss. 382 In General. If a corporation undergoes an "ownership change", Tax Code ss. 382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate which was 5.64% in May of 1997) of the fair market value of the corporation at the time of the ownership change (the "Section 382 Limitation"). If an ownership change under Tax Code ss. 382 is triggered, a corporation may also be restricted from utilizing certain built-in losses and built-in deductions recognized during a five-year recognition period after the ownership change. A corporation is considered to undergo "an ownership change" if, as a result of changes in the stock ownership by "5-percent shareholders" or as a result of certain reorganizations, the percentage of the corporation's stock owned by those 5-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during a prescribed prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as groups of shareholders who are not individually 5-percent shareholders.

         Application of Tax Code ss. 382 Under the Chapter 11 Reorganization. If the Company is subject to the Section 382 Limitation as a result of the consummation of the Plan of Reorganization, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, based on the value of the equity of the Company as of the Effective Date of the Plan of Reorganization of $400,000, then the Company could only use approximately $23,000 of its NOLs each year until they expire.

         Although a 50% ownership change was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Plan or Reorganization, an exception under Tax Code ss. 382(1)(5) is believed by management to have applied as described as follows. Tax Code ss. 382(1)(5) provides that the Section 382 Limitation will not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case, and
(2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness. Indebtedness of creditors qualifies as "old and cold" if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter 11 case, or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt. These requirements will not apply, however, and thus a loss corporation generally may treat the debt as meeting the holding period requirement, unless (i) the creditor becomes a 5-percent shareholder of the loss corporation (directly or indirectly) immediately after the ownership change, or (ii) such creditor's participation in the formation of the reorganization plan makes it evident to the debtor that the creditor has not owned the debt in question for the required period.

         Although the Company's management has attempted to determine the extent to which the indebtedness of creditors who received stock pursuant to the Plan of Reorganization qualifies as "old and cold", in certain instances there is still a lack of corroborative evidence as to the status of certain creditors, and the Amended Indenture Trustee has apparently not yet fixed the record date for determining who is entitled to receive a distribution of the New Common Stock as a result of being a holder of Old Secured Notes. Management is attempting to obtain written confirmation of the status of the creditors who are receiving New Common Stock. Management has requested the Amended Indenture Trustee to fix the record date on or before the Effective Date of the Plan of Reorganization. Because of the uncertainty related to these issues, management of the Company is unable to document that Tax Code ss. 382(1)(5) applies to the ownership change that occurred as a result of the implementation of the Plan of Reorganization. However, based on the information available to management of the Company, and based on management's belief that it can favorably resolve the date on which the Amended Indenture Trustee fixes the record date for distributions of New Common Stock, management of the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" under Tax Code ss. 382(1)(5) so that Tax Code ss. 382(1)(5) will apply to this ownership change. No assurances, however, can be given that documentation will ultimately be obtained by the Company from creditors to confirm this belief. Likewise, if the Amended Indenture Trustee fixes a record date for distribution of the New Common Stock which is after the Effective Date of the Plan of Reorganization, transfers of the right to receive the New Common Stock after the Effective Date may cause the Company not to be able to avail itself of Tax Code ss. 382(1)(5).

         Under ss. 382(1)(5), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the Company must nevertheless be reduced to the extent of the amount of interest accrued with respect to such canceled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date). The Company's management estimates that this Tax Code ss. 382(1)(5) adjustment to the Company's Gross NOLs is approximately $32,000,000.

         After taking into account the reductions and related adjustments to the Gross NOLs under Tax Code ss. 108 and Tax Code ss. 382, assuming that Tax Code ss. 382(1)(5) applies, management of the Company believes that the Net NOLs currently are approximately $31,500,000, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384, which are described below in this section. See "Risk Factors - Net Operating Loss Carryforwards".

         Tax Code ss. 382 and Subsequent Events and Investors. If Tax Code ss. 382(1)(5) applied to the Company, and a future ownership change under Tax Code ss. 382 is triggered within two (2) years after the ownership change generated pursuant to the Plan of Reorganization, the Company would not be allowed to use any of its NOLs incurred as of that first ownership change. It is therefore important for the Company to monitor further transfers of New Common Stock by its 5-percent shareholders and further issuances or redemptions of Company common stock. Because Tax Code ss. 382 tests whether a 50 percentage point ownership change has occurred over a three-year testing period, the Company's capacity to issue more common stock during the three years subsequent to the Effective Date will be curtailed.

         Certain Transferability Restrictions. In accordance with Section 10 of the Company's Certificate of Incorporation, the Company is imposing certain transferability restrictions upon its 5-percent shareholders for purposes of Tax Code ss. 382. These restrictions generally provide that the 5-percent shareholders shall be prohibited from transferring shares of New Common Stock without the consent of a designated Tax Advisor (the "Tax Advisor"). The Tax Advisor shall have no obligation to consent to a transfer unless it determines that the proposed transfer and any related proposed transfers do not create an unreasonable risk of loss of, or material limitation on, the Company's use of its net operating loss carryforwards. In the event that the Tax Advisor is willing to consent to a transfer of New Common Stock by any one shareholder subject to transferability restrictions, the other shareholders subject to equivalent restrictions will be offered the opportunity to engage in a transfer on a ratable basis. These restrictions generally expire on the earlier of (i) the date that is two years after the Effective Date, (ii) the date on which the Company determines that the Plan of Reorganization does not qualify under Tax Code ss. 382(1)(5), or (iii) the date the Company's Board of Directors in its reasonable business judgment determines that the restrictions are no longer necessary.

         Effect of Tax Code ss. 384. Congress adopted Tax Code ss. 384 in 1987 to prevent a loss corporation from using its pre-acquisition NOLs and net built-in losses against any net built-in gains of a corporation the control of which (utilizing an 80% test of Tax Code P. 1504(a)(2) is acquired by the loss corporation or whose assets are acquired by the loss corporation in certain types of reorganizations. The limitation of Tax Code P. 384 applies to built-in gains recognized within the five-year recognition period after the acquisition date. Tax Code ss. 384 will prevent the Company from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming the control test is met) within five years of the acquisition date.

         Effect of Tax Code ss. 269.  Tax Code ss. 269(a) provides that if:

         (1) any person or persons acquire ... directly or indirectly, control of a corporation, or
         (2) any corporation acquires ..., directly or indirectly, property of another corporation .. the basis of which property, in the hands of the acquiring corporation, is determined by reference to the basis in the hands of the transferor corporation;

and the principal purpose of such acquisition was the evasion or avoidance of Federal income tax by securing the benefit of a deduction, credit, or other allowance which such person or corporation would not otherwise enjoy, then the Internal Revenue Service may disallow such deduction, credit or other allowance. Control is defined to mean the ownership of stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote or at least 50% of the total value of shares of all classes of stock of the corporation.

         Under Treas. Reg. ss. 1.269-3(a), the determination of the purpose for which an acquisition was made requires a scrutiny of the entire circumstances in which the transaction or course of conduct occurred, in connection with the tax result claimed to arise therefrom. It is uncertain whether the Internal Revenue Service would attempt to apply Tax Code ss. 269 to the transactions provided for under the Plan of Reorganization. Arguably, the "old and cold" creditors' receipt of Company common stock was a direct consequence of their having extended credit to the Company. If the Old Secured Notes of a creditor were acquired by an investor to achieve control of the Company and thus avoid or evade federal income tax, the Internal Revenue Service might attempt to apply Tax Code ss. 269 to prevent the Company from utilizing its NOLs.

Risk Factors

         In addition to other information contained elsewhere in this document, the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 should consider carefully the factors set forth below.

         Net Operating Loss Carryforwards. While management believes that the Net NOLs of the Company and its subsidiaries are approximately $31,500,000 as of June 30, 1997 (see "Description of Business - Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under The Chapter 11 Reorganization), there are risks that the NOLs may have been significantly diminished or lost as a result of the cancellation of indebtedness occasioned by the Plan of Reorganization and possible subsequent transfers of rights to receive New Common Stock under the Plan of Reorganization to the extent that Tax Code ss. 382(1)(5) does not apply to the ownership change associated with the implementation of the Plan of Reorganization. There are also risks associated with the Company's use of its NOLs to reduce Federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a subsequent "change in ownership" of the Company may occur which would cause the Company to lose all or a substantial portion of the NOLs. Although the Company has attempted to take steps to restrict transfers of New Common Stock in order to avoid a future "change in ownership," there can be no assurance that these steps will be successful. See "Description of Business - Net Operating Loss Carryforwards" and Consolidated Financial Statements.

         Substantial Indebtedness of the Company; Potential Limited Capacity to Satisfy Repayment Obligations. As of May 28, 1997, the total amount of outstanding Company long-term indebtedness was equal to $23,100,000 comprised of the New Senior Secured Notes. As a result of the Company's indebtedness, the Company has significant interest and principal repayment obligations, and substantial cash is required to fulfill these obligations. This level of debt poses a substantial risk to the holders of the Company's securities, including the risk that the Company might not generate sufficient cash flow from existing operations to service the Company's debt and the risk that the Company could have limited financial capacity to respond to changes in market conditions, extraordinary or unanticipated capital needs, shortfalls in projected cash flow from operations or other changes. Because of the amount of the Company's indebtedness, the Company's financial condition could be materially adversely affected by a decline in revenues or increase in expenses. Additionally, the Company believes it will require new sources of cash beyond its existing operations in order to fund the final payment of principal on its New Senior Secured Notes in 2001.

         Expirations of Management Contracts. CGMI's management contracts all currently expire in the year 2000. The ability of CGMI to continue to operate is highly dependent upon the acquisition of new management contracts. There can be no assurance that CGMI will be able to attract a sufficient number of new management contracts to replace existing ones.

         Need for Additional Financing for the Development of Gaming Facilities. The development, management and operation of Native American gaming and other gaming establishments and ancillary and complimentary businesses is time consuming and capital intensive. Substantial capital is needed to finance the licensing, development, construction, architectural, engineering, equipping, legal and accounting fees and operating expenses associated with the management, development and operation of casino gaming establishments. It is anticipated that the Company will require significant additional capital in order to fund future projects, including, without limitation, the Narragansett project. There can be no assurance that such financing will be available or, if available, that the terms thereof will be attractive to the Company. No financing commitments for future capital needs have been obtained as of the date hereof.

         Need to Comply with Strict Statutory and Regulatory Standards in the Gaming Industry; Expansion Dependent upon Favorable Regulatory Dispositions. In order to enter the Native American gaming and other gaming businesses in new jurisdictions, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent, federal and Tribal law. See "Business -- Native American Gaming Operations" and "Business -- Company's Strategy". In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders is subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. After a gaming license or approval is obtained by the Company, regulatory authorities have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the Company's gaming licenses, and impose substantial fines and take other actions, any one of which could have a material adverse effect on the Company's business.

         Congress and the States historically have permitted, restricted and abolished gaming from time to time depending on prevailing public attitudes. Congress and the States each have the power to restrict or eliminate gaming at any time. Any federal or state action to limit Native American or other types of gaming may have a material adverse effect on the Company. In particular, the Native American gaming industry has had a limited operating history and there is uncertainty concerning the future of the industry because of the rapidly changing and increasingly hostile legal, regulatory and political environment. If new legislation is enacted by Congress further restricting Native American gaming, it may apply retroactively.

         Gaming operators are typically subject to significant taxes and fees in addition to normal Federal and state corporate income taxes which do not apply to other industries. Such taxes and fees are generally in excess of 12% of gaming revenues, may exceed 20% in some jurisdictions and are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the Company. The Company anticipates the payment of substantial taxes and fees with respect to its existing and future operations.

         Competition. The Native American gaming industry and the gaming industry as a whole, and businesses which are ancillary or complimentary to these industries, are highly competitive (See "Business -- Native American Gaming Competition"). As the Native American gaming and other secondary gaming industries emerge, the Company expects that new competitors will enter the market. Some of the competitors of the Company will have more personnel and substantially greater financial, technological, gaming industry experience, political experience and other resources than the Company.

         The Company expects substantial competition for new projects as new companies enter the market and/or industry consolidation creates new competition. This competition could cause increases in the cost of securing favorable new projects. The Company's Native American gaming casinos compete with other forms of gaming, including land-based casinos, other Native American casinos, riverboat and dockside gaming, bingo and pull-tab games, pari-mutuel betting on horse racing and dog racing, state-sponsored lotteries and gaming in bars and truck stops.

         The Native American gaming industry has also experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts are becoming less lucrative to management companies as Tribes have more management companies to choose from. Additionally, many of the Company's competitors have substantially more Native American gaming experience, are larger and have greater financial resources than the Company in order to fund the development of new Tribal casinos and attract new management contracts.

         New jurisdictions may legalize various forms of gaming that may compete with the Company. If other forms of gaming, including casino gaming, are legalized in additional jurisdictions, existing or future gaming establishments in which the Company may become involved will compete with these new forms of legalized gaming. The Company expects that many of its competitors will have more gaming industry experience, will be larger and will have significantly greater financial and other resources than the Company. Given these factors, it is possible that the competition will increase in the casino gaming industry and that the Company's existing or future operations will not be profitable.

         Loans to Tribes; Limited Recourse Against Tribes. In general, Native American Tribes do not make any equity investments in the construction, development or equipment of casinos. With respect to existing and future projects, the Company has been or will be required to make loans to Tribes for all of the costs associated with the construction, development, equipment and operation of casinos managed and to be managed by the Company. These loans are not conventional real estate and construction loans subject to customary mortgages and encumbrances. If the casinos that the Company manages do not generate sufficient cash flow, the Company's loans will not be repaid.

         Native American Tribes are sovereign nations and are generally immune from legal proceedings commenced in state or federal courts. Also, congressional policy has mandated limited liability of Native American Tribes in such cases. Thus, the Company's only recourse for collection of indebtedness from a Tribe or money damages for breach or wrongful termination of a management contract would be from revenues, if any, from casino operations. Although CGMI and CDGC normally seek and obtain limited waivers of sovereign immunity from Tribes, these waivers are difficult to enforce, particularly prior to receipt of NIGC approval of a management contract. In the event that the Company should make loans to a Native American Tribe, the Company may be required to subordinate such Tribal loans and other distributions due the Company from the Tribe to other obligations of the Tribe related to that casino. Accordingly, in the event of a default by the Tribe, the Company's loans to that Tribe may not be repaid until the Tribe's senior creditors have been repaid in full.

         Relationships with Native American Tribes. Native American Tribes are sovereign nations with their own governmental systems. Tribal officials are subject to replacement by appointment or election. The Company's relationship with a Tribe may improve or deteriorate under new administrations. Good relationships with Native American Tribes and their officials are critical to the Company's ability to obtain and renew management contracts. A deterioration in the relationship between the Company and a Tribe would have a material adverse effect on the Company, including possible termination of management contracts.

         Tribal/State Compacts. Management contracts and the operation of casinos on Native American land, including the right to offer certain types of gaming, are subject to Tribal/State Compacts, the terms of which vary from state to state, and may vary from Tribe to Tribe within a state. At least 20 states have signed Tribal/State Compacts with Native American Tribes that permit certain types of casino gaming on Native American land. Changes in state gaming laws may limit the types of gaming that are eligible for Tribal/State Compacts. The repeal of any Tribal/State Compact or any amendment that limits the types of gaming that may be conducted on Native American land in the state may have a material adverse effect on the Company. Certain states have resisted entering into or renegotiating existing Tribal/State Compacts, and Tribal/State Compacts have been the subject of litigation in several states. The Company cannot predict which states, if any, will allow casino gaming on Native American land, the timing of any such approvals or whether the states will attempt to renegotiate such compacts in the future.

         Risks of Construction. Native American gaming and other gaming projects and ancillary business construction projects which the Company is expected to undertake entail risks, including delays in construction, shortages of material or skilled labor, unforeseen engineering and/or geological problems, including dredging of waterways to facilitate riverboat casino gaming, work stoppages, weather interference and unanticipated cost increases. Pursuant to typical construction contracts, the Company may have to pay certain construction cost overruns. The Company anticipates that expenses in connection with the dredging of waterways to facilitate riverboat casino gaming will be substantial depending upon the location and site conditions. Construction, equipment or staffing problems or difficulties obtaining any of the requisite licenses, permits and authorizations from regulatory authorities may delay the construction or opening of casinos which the Company may develop.

         Native American Gaming Regulation. Gaming on Native American lands is extensively regulated under federal and state law, Tribal/State Compacts and Tribal law. The NIGC oversees Class II gaming (essentially bingo and similar games) and, to a lesser degree, Class III gaming (e.g., slots, casino games and banking card games). The actual regulation of Class III gaming is determined pursuant to the terms of Tribal/State Compacts, which govern gaming on Tribal lands.

         The terms and conditions of management contracts for the operation of gaming facilities on Native American lands are governed by IGRA, which is administered by the NIGC. Under IGRA, the NIGC must approve all management contracts between Native American Tribes and managers of Tribal gaming facilities.

         Historically, the Secretary of the Interior, acting through the Bureau of Indian Affairs (the "BIA"), was charged with the review of management contracts and collateral agreements, such as promissory notes and security agreements executed in connection with a management contract. Though IGRA became law in 1988, the BIA retained approval authority of management contracts and collateral agreements until February 22, 1993, the effective date of the regulations regarding the approval of management contracts by the NIGC.

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

         The NIGC regulations require that background information described above must be submitted for approval within ten days of any proposed change in financial interest in a management contract. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management contract, the NIGC determines that any of its requirements pertaining to the management contract have been violated, it may require the management contract to be modified or voided, subject to rights of appeal. In addition, any amendments to the management contract must be approved by the NIGC.

         The NIGC regulations provide that a management contract must be disapproved if the NIGC determines that: (1) any person with a direct or indirect financial interest in, or having management responsibility for, a management contract has been convicted of a felony or any misdemeanor gaming offense; (ii) has engaged in prior activities which make him unsuitable to be connected with gaming; (iii) is an elected member of a Tribe that is party to the management contract; or (iv) has provided false statements to the NIGC or a Tribe or has refused to respond to questions from the NIGC; (2) the management contractor has attempted to unduly interfere with or influence Tribal decisions relating to the gaming operation or has failed to follow the management contract and applicable Tribal ordinances; or (3) a trustee would not approve the management contract.

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

         Several bills have been introduced in Congress which would amend IGRA. To this date, no such bill has passed either house of Congress. If IGRA was amended, the amendment could change the governmental structure and requirements within which the Tribe could conduct gaming.

         Each of CGMI's Native American gaming management projects is also regulated by state and/or Tribal gaming commissions. The Company and CGMI have submitted applications for licenses to manage and finance Native American gaming operations with the various applicable Tribal and state gaming commissions for Arizona, Oregon and Washington and have subsequently received permanent or temporary gaming licenses from each of such Tribes and states, permitting them to act as managers/financiers of Native American gaming operations in such states.

         To the best of its knowledge, CGMI is presently in material compliance with all applicable gaming rules and regulations.

         The Amended Indenture. The Company is subject to certain restrictive covenants pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions. See "Business--Debt After Reorganization--Description of Amended Indenture." The terms, conditions, covenants and restrictions contained in the Amended Indenture could materially adversely affect the Company.

         Default Under Amended Indenture. The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement and, therefore no such proposed member has qualified to serve on such committee. Moreover, the Company has been notified by several state gaming regulators in States in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of applicable licensing requirements. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants in the Amended Indenture. The Company has been notified by the Amended Indenture Trustee that the Amended Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date (including the failure of the Company to have its budget approved by the Advisory Committee) constitute a default under the Indenture. To date, however, the Amended Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Amended Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until November 14, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with holders of a majority of the New Senior Secured Notes in an attempt to avoid any defaults arising from the absence of an Advisory Committee.

         The Amended Indenture Trustee has stated that it believes it is probable that the parties will be able to dispose of any default or covenant violations by November 14, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Amended Indenture Trustee may elect to declare an Event of Default in which case the New Senior Secured Notes may be accelerated and the Amended Indenture Trustee may seek to enforce its rights under the Amended Indenture, including foreclosing on its Collateral.

         Continued Listing on NASDAQ. On June 25, 1997, the New Common Stock was delisted from the OTC-Electronic Bulletin Board by NASDAQ because there were no longer any market makers for the New Common Stock. The Company has contacted and will continue to contact its former market makers to encourage such entities to submit the necessary documents to NASDAQ to become market makers of the New Common Stock. There can be no assurance that the Company will be able to attract a sufficient number of market makers for the New Common Stock to be relisted on the OTC Electronic Bulletin Board or that NASDAQ will approve an application by the Company for relisting. As of the date hereof, there is no established public trading market for the New Common Stock.

         Dependence Upon Key Personnel. The Company is substantially dependent upon the experience and abilities of Edward M. Tracy, its Chairman and Chief Executive Officer, and other key executives whose experience in gaming and requisite licensure makes them unique. Mr. Tracy has been instrumental in positioning the Company to take advantage of the opportunities to establish casino gaming operations on Native American lands. While the Company has employment agreements with Mr. Tracy and other key executives, the loss of their services could materially adversely affect the Company.

         Suitability of Associated Persons. The NIGC, state and Tribal gaming regulatory agencies closely regulate the suitability of persons owning or seeking to renew an interest in a gaming license or permit, which suitability can be adversely affected by persons associated with licensees or permitees. Additionally, any person or entity having any direct or indirect interests in the Company or any casino directly or indirectly owned by the Company, including holders of shares of New Common Stock, the New Senior Secured Notes or any warrants or options to purchase shares of New Common Stock may be subject to administrative action, including personal history and background investigations. The actions of such associated persons over whom the Company may have no control could jeopardize any licenses held by the Company.

         Repurchase of Securities Relating to Gaming Matters. Persons who acquire beneficial ownership of the Company's securities may be subject to certain reporting and qualification procedures established by regulatory authorities. Such regulatory scrutiny and related limitations could adversely affect the marketability of the Company's securities. The Amended Indenture provides that the New Senior Secured Notes may be redeemed by the Company at par from holders of Senior Secured Notes if the Company believes such action is required to prevent impairment of a material gaming license and in certain other circumstances. The Company has amended its Certificate of Incorporation to provide that if the Company reasonably determines that ownership of its securities by any person or entity will either preclude, interfere with, threaten or delay the issuance of or jeopardize the maintenance and existence of any gaming license or result in the imposition of burdensome terms or conditions on such license, the Company will have certain rights to repurchase such securities or to require the sale of such securities. Accordingly, in certain situations, a holder of such securities could be subject to the risk of forfeiture or compelled sale.

         Environmental Matters. The Company is subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, CERCLA, Occupational Safety and Health Act and similar state statutes. To the best of its knowledge, the Company believes that it is in material compliance with all such statutes and the regulations or ordinances thereunder.

         Bank Secrecy Act. Similar to banks and other financial institutions, casinos are required to monitor and report currency receipts and disbursements in excess of a certain limit to the United States Department of the Treasury. Under amendments recently adopted by the Department of the Treasury, casinos must obtain and document customer identification data for all currency transactions above a specified amount. These requirements impose recordkeeping requirements on the Company which may increase its overall cost of operations. However, the Company does not believe that such requirements will have a material adverse impact on the financial condition or operations of the Company.

         Certain Local Regulations. The Company must also obtain liquor licenses from state regulatory agencies for each of its proposed operations. Rules and regulations in this regard are strict and the loss of such licenses is possible for regulatory violations. The loss or suspension of a liquor license could significantly impact a licensee's operations. Local building, health and fire codes and similar regulations could also impact the Company's operations. Violations of any of such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the Company.

Employees

         The Company and its subsidiaries had 9 employees at fiscal year ended June 30, 1997.

ITEM 2. PROPERTIES

         CGMI leases office space in Phoenix, Arizona pursuant to a lease agreement which expires December 31, 1997.

ITEM 3. LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no litigation pending against the Company on June 30, 1997. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any such pending or threatened legal proceedings at this time.

         See also "Risk Factors - Potential Default Under Amended Indenture".

Reorganization of the Company

         The Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey on December 23, 1996 (the "Petition Date"). The petition did not involve the Company's wholly-owned subsidiaries. The Company operated as a debtor-in-possession until March 19, 1997 when its Plan of Reorganization was confirmed by the Bankruptcy Court. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Bankruptcy Court.

         On the Petition Date, the Company filed its Plan of Reorganization, and an accompanying disclosure statement (together with all subsequent amendments and modification, the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

         On March 19, 1997, the Bankruptcy Court conducted a hearing regarding confirmation of the Plan of Reorganization and entered an order confirming the Plan of Reorganization submitted by the Company as modified by that order. As contemplated by the Plan of Reorganization, on the Effective Date the Company emerged from Chapter 11 and consummated the Plan of Reorganization.

         For further details on the Company's reorganization and for information regarding the reorganization of CCCD, a former subsidiary of the Company, see "Business-Reorganization".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 1997, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Through June 24, 1997, the New Common Stock was eligible for trading on the OTC-Electronic Bulletin Board. On June 25, 1997, the New Common Stock was delisted from the OTC-Electronic Bulletin Board by NASDAQ because there were no longer any market makers for the New Common Stock. The Company has contacted and will continue to contact its former market makers to encourage them to submit the necessary documents to NASDAQ to become market makers of the New Common Stock. There can be no assurance that the Company will be able to attract a sufficient number of market makers for the New Common Stock to be relisted on the OTC Electronic Bulletin Board or that NASDAQ will approve an application by the Company for relisting. As of the date hereof, there is no established public trading market for the New Common Stock.

         As of September 30, 1997, there were 109 holders of record of the New Common Stock.

         The Company is currently authorized under its Certificate of Incorporation to issue up to 3,200,000 shares of New Common Stock.

         The following table sets forth the range of high and low bid prices for the Common Stock and Investor Warrants, as reported by the NASDAQ Stock

Market for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

         The Investor Warrants were issued in the Company's private placement financing in February 1994 and were listed on the NASDAQ SmallCap Market on August 12, 1994. All the Investor Warrants were cancelled pursuant to the Plan of Reorganization.

                             Common Stock              Investor Warrants
Calendar Quarter              High    Low               High     Low
1995:
     Third Quarter          $0.69    $0.16             $0.23    $0.01
     Fourth Quarter         $0.38    $0.07             $0.06    $0.01

1996:
     First Quarter          $0.30    $0.10             $0.08    $0.02
     Second Quarter         $0.30    $0.13             $0.05    $0.03
     Third Quarter          $0.14    $0.06             $0.05    $0.03
     Fourth Quarter         $0.12    $0.02             $0.07    $0.001

1997:
     First Quarter          $0.08    $0.01             $0.001   $0.001
     Second Quarter*        $0.03    $0.125            $0.02    $0.01

         * -- On June 25, 1997, the New Common Stock was delisted from the OTC-Electronic Bulletin Board by NASDAQ.

         The Company has never paid and does not presently anticipate the payment of cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any, to provide for the growth of the Company. Payment of dividends in the future will depend, among other things, upon the Company's ability to generate earnings, its need for capital and its financial condition. Additionally, the Company's ability to pay dividends is limited by the Amended Indenture and applicable state law.

ITEM 6. SELECTED FINANCIAL DATA (1)

         The selected consolidated financial data set forth below for each of the last five fiscal years ended June 30, is derived from the Company's consolidated financial statements and notes. Due to the Company's reorganization, comparisons of 1997 to prior years may be of limited use in determining operating or other financial trends in the Company's business. This data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

IN THOUSANDS, EXCEPT SHARE DATA

---------------------------------------------------------------------------------------------------------------------
                                            Reorganized
                                                Company                      Prececessor Company
---------------------------------------------------------------------------------------------------------------------
------------------------------------------- -------------------------------------------------------------------------
Statement of Operations                     May 29,
Data (2)                                    1997
                                            Through      July 1, 1996
                                            June 30,     Through
                                            1997(A)      May 28, 1997               Years Ended June 30

---------------------------------------------------------------------------------------------------------------------
                                                                         1996        1995         1994       1993
---------------------------------------------------------------------------------------------------------------------
Gross Revenues                                   753         7,447      7,663       10,637        1,724
Operating Expenses                             1,678         7,238     14,441      111,908       16,580      3,003
Reorganization Items (Expense)                  (340)       (3,179)      (600)
Other Income (Expense)                          (168)       (6,573)     3,660      (15,605)      (9,312)       255
(Loss) Before Extraordinary Items(4)          (1,448)       (9,666)    (4,039)    (116,876)     (23,685)    (1,652)
Loss on Early Extinguishment of Debt                        (1,998)
Gain From Reorganization Items                             157,418
Net (Loss) Income                             (1,448)      145,754     (4,039)                  (23,784)       658
---------------------------------------------------------------------------------------------------------------------
Earnings Per Share:(B)
Income (Loss) Before Extraordinary Item       ($0.78)          N/A        N/A          N/A          N/A        N/A
Income From Discontinued Operations                            N/A        N/A          N/A          N/A        N/A
Gain From Reorganization Items                                 N/A        N/A          N/A          N/A        N/A
Net (Loss) Income                             ($0.78)          N/A        N/A          N/A          N/A        N/A
Weighted Average Shares Outstanding        1,866,667           N/A        N/A          N/A          N/A        N/A


---------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                          Reorganized                 Predecessor Company
                                            Company                      as of June 30,
--------------------------------------------------------------------------------------------------------
Balance Sheet Data:                           1997         1996         1995        1994        1993
--------------------------------------------------------------------------------------------------------

Working Capital (Deficit) (4)                  7,257       (117,520)    (143,893)     26,545     6,010
Total Assets                                  25,358         60,048       82,977     168,906     9,265
Long-Term Debt (4)                            23,100                      20,293     150,815
Total Liabilities                             26,406        160,308      179,199     158,928       341
Stockholder's Equity (Deficit)                (1,048)      (100,260)     (96,222)      9,979     8,924
Ratio of Earnings to Fixed Charges                (5)            (5)          (5)        (5)        (5)
--------------------------------------------------------------------------------------------------------


(1) As a result of the sale of the Company's former unrelated business in 1992, closure of the River City Joint Venture in 1995, and the Company's reorganization in 1997, the comparability and informative value of information reflected in the forgoing selected financial data with respect to the fiscal years ended June 30, 1997, 1995 and 1993 may not be meaningful for the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

(2) Includes non-recurring income of $4,196,000 and $4,049,000 at June 30, 1995 and June 30, 1993 respectively, received by the Company in connection with discontinued operations.

(3) For the fiscal year ended June 30, 1994, the balance sheet data is reflective of $159,711,000 in proceeds from the debt and equity offering received in January 1994.

(4) As a result of the closure of the River City Joint Venture in New Orleans in June 1995, substantial write-downs of assets cost were recorded contributing to a significant loss from the closure. The working capital deficit at June 30, 1996 and 1995 includes the classification of $124,020,000 and $123,377,000 respectively in Senior Secured Notes as current and $19,000,000 in unsecured notes as current in 1996.

(5) Earnings are inadequate to cover fixed charges.

(A) Commencement of fresh start reporting in connection with the consummation of the Company's reorganization after the Effective Date. See "Business - Reorganization" for further details.

(B) The weighted average number of common shares outstanding and net income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh-start reporting, they are not comparable to subsequent periods and irrelevant. See "Business - Reorganization" for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

         As a result of the sale of the Company's former unrelated business and disposal of certain gaming operations as well as the reorganization of the Company's indebtedness, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in this Annual Report on Form 10-K in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash. For the year fiscal year ended June 30, 1997 the Company had a net increase in cash of $1,821,000 of which $673,000 and $1,148,000 was provided by the "Reorganized Company" (the Company from and after May 29, 1997) and the "Predecessor Company" (the Company from July 1, 1996 through May 28, 1997), respectively.

         Operating activities for the fiscal year ended June 30, 1997 required the use of $171,000 in cash. Operating activities of the Reorganized Company provided $341,000 in cash which was offset by the Predecessor Company which required the use of $512,000 in cash. The primary sources of cash from operations were (i) management fees which provided $8,096,000 in cash, $795,000 from the Reorganized Company and $7,301,000 from the Predecessor Company and (ii) interest income which provided $1,004,000 in cash, $89,000 from the Reorganized Company and $915,000 from the Predecessor Company. Significant adjustments to cash from operations for non-cash items for the Reorganized Company and the Predecessor Company respectively were (increase (decrease)): Depreciation and amortization - $259,000 and $735,000; Loss on early extinguishment of debt - $0 and $1,998,000; Extraordinary gain from reorganization - $0 and ($157,418,000); Restructuring fees paid to management
- $0 and $550,000; Amortization of deferred finance costs and original issue discounts - $0 and $813,000; Gain on sale of riverboat operations - $0 and ($364,000) and; changes in working capital balances - $1,206,000 and $452,000. Interests payments required the use of $0 and $863,000 in cash for the Reorganized Company and the Predecessor Company respectively.

         Investing activities for the fiscal year ended June 30, 1997 provided a total of $3,282,000 in cash primarily from the repayment of Native American loans. The Reorganized Company received $332,000 in loan repayments while the Predecessor Company received $3,363,000 in loan repayments which was offset by a $413,000 transfer to restricted cash.

         Financing activities for the fiscal year ended June 30, 1997 required the use of $1,290,000 in cash and was due entirely to the repayment of equipment notes by the Predecessor Company.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees and debt service on the Native American loans. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue operations or service its debt.

         Capital Requirements. The Company will continue to operate, through CGMI, the existing Muckleshoot, Tonto Apache and Umatilla casinos pursuant to the related management agreements. Absent any new developments, these three contracts, along with debt service payments on the Tribal Loans with Tonto Apache and Umatilla Tribes and cash and cash equivalents at June 30, 1997 of $3,923,000, will provide the Company with its only source of cash for the approximately two and one-half years remaining on the contracts. The Company believes that these sources of cash will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Narragansett project) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured. The Company believes it will require new sources of cash beyond its existing operations in order to fund the final payment of principal on its New Senior Secured Notes in 2001.


         In order to complete the funding of the construction or acquisition costs any new projects or fund the construction costs of the Narragansett project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual projects. This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

RESULTS OF OPERATIONS

Overview

         The following discussion about the Company's results of operations includes the Company, CGMI, and CDGC. It also includes CCCD until May 23, 1996, the date on which all of the shares of CCCD were sold to a wholly-owned subsidiary of Casino Magic Corporation. The results of operations of CCCD for the years ended June 30, 1996 and 1995, includes its 50% interest in losses of River City Joint Venture, a general partnership whose other equal partner was Grand Palais Riverboat, Inc. (then a wholly owned subsidiary of Hemmeter Enterprises, Inc.).

         On the Petition Date, the Company, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On the Petition Date, the Company filed its Plan of Reorganization. As contemplated by the Plan of Reorganization, on the Effective Date, the Company emerged from Chapter 11 and consummated the Plan of Reorganization.

         On the Effective Date, upon emergence from bankruptcy, the Company adopted fresh-start reporting as required by AICPA Statement of Position 90-7. Under fresh-start reporting, all assets and liabilities were restated to reflect their reorganization value which represents the fair value of the entities under Reorganization. As a result of adopting fresh-start reporting, the consolidated financial statements of the Reorganized Company are not comparable with those of the Predecessor Company prepared before the Effective Date.

         In addition to the Plan of Reorganization, and in furthering its strategy of reducing operating expenses, the Company's Board of Directors approved an informal Business Plan for Consolidating Operations (the "Business Plan"). The Business Plan called for the closure of the Company's New Jersey headquarters offices and the relocation of the Company's headquarters to its current Phoenix, Arizona offices, thereby gaining substantial efficiencies of operations, better communications amongst management and significant reductions in staffing and administrative costs on a prospective basis.

         As a consequence of the implementation of its Business Plan, and the resultant consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of the Company), selling, general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. The Company's officers payroll and public company general and administrative expenses are charged to the Company. CDGC continues to be charged with the expenses relating to the development of the Narragansett project. Accordingly, the results of operations for each of the entities of the reorganized Company are not necessarily comparable to that of the predecessor Company. As such, the following discussion of the results of operations for Fiscal 1997 as compared to Fiscal 1996 is presented on a consolidated basis only, with information about an individual entity provided where necessary.

FISCAL 1997 COMPARED TO FISCAL 1996

         As a consequence of the Company's fresh-start accounting, reporting for the fiscal year ended June 30, 1997, is accomplished by combining the results of operations for the Reorganized Company (May 29, 1997 through June 30, 1997) and the Predecessor Company (July 1, 1996 through May 28, 1997).

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:


                                              May 29, 1997 -      July 1, 1996-          Fiscal            Fiscal
                                              June 30, 1997        May 28, 1997         1997 (1)            1996
REVENUES:
Management Fees                                      753,000           7,447,000           8,200,000          7,663,000

COSTS & EXPENSES
     Salaries, Wages & Related                       288,000           1,818,000           2,106,000           2,862,000
     Native American Develop Costs                   532,000           1,910,000           2,442,000           1,899,000
     Professional Fees                               129,000           1,387,000           1,516,000           1,795,000
     General & Administrative                        470,000           1,388,000           1,858,000           2,034,000
     Depreciation & Amortization                     259,000             735,000             994,000             940,000

TOTAL COSTS & EXPENSES                             1,678,000           7,238,000           8,916,000          14,441,000

(LOSS) INCOME FROM OPERATIONS                       (925,000)            209,000            (716,000)         (6,778,000)


REORGANIZATION ITEMS (EXPENSE)                      (340,000)         (3,179,000)         (3,519,000)           (600,000)

OTHER INCOME (EXPENSE)
       Interest Income                                83,000             905,000             988,000           1,959,000
       Interest Expense                             (251,000)         (7,842,000)         (8,093,000)        (19,062,000)

LOSS BEFORE INCOME TAX                            (1,433,000)         (9,543,000)        (10,976,000)         (3,718,000)

PROVISION FOR INCOME TAX                             (15,000)           (123,000)           (138,000)           (321,000)

LOSS BEFORE
       EXTRAORDINARY ITEMS                        (1,448,000)         (9,666,000)        (11,114,000)         (4,039,000)

EXTRAORDINARY ITEMS:
       Loss on Early Extinguishment
         of debt                                          --          (1,998,000)         (1,998,000)               --

       Gain from Reorganization                                      157,418,000         157,418,000

NET (LOSS) INCOME                                 (1,448,000)        145,745,000         144,297,000          (4,039,000)

(1) Reorganized Company and Predecessor Company combined.


Loss From Operations

         Loss from operations for the year ended June 30, 1997 amounted to $716,000 as compared to $6,778,000 for the year ended June 30, 1996, a decrease of $6,062,000 or 89.4%. This decrease in loss from operations is comprised of (i) an increase in revenues of $537,000, (ii) a decrease in operating expenses of $622,000 and (iii) reduction in the costs of the riverboat operations of $4,903,000.

         The loss from operations of the Reorganized Company was $925,000 for the period May 29, 1997 to June 30, 1997. This loss includes certain one-time charges, accruals and reserves of about $1,015,000 relating to professional fees, development costs, office consolidation, insurance and taxes.

Revenues

         Revenues for the year ended June 30, 1997, comprised primarily of CGMI's management fees from the Company's three managed Class III gaming facilities amounted to $8,200,000, an increase of $537,000 or 7.0% over the year ended June 30, 1996. The following table sets forth the comparison between Fiscal 1997 and Fiscal 1996 by facility:

Facility                                1997                  1996               Inc(Dec)                %
Cow Creek                                       0             618,000               (618,000)         (100.0%)
Muckleshoot Casino                      2,360,000           2,038,000                322,000            15.8%
Muckleshoot Bingo                         (92,000)           (197,000)               105,000            53.3%
Tonto Apache                            2,055,000           1,961,000                 94,000             4.8%
Umatilla                                3,866,000           3,210,000                656,000            20.4%
Miscellaneous                              11,000              33,000                (22,000)          (66.7%)

         Note: Revenues for Cow Creek are through August 1995 and; Muckleshoot Bingo are through September 1996

         The increase in management fees is due primarily to the strong financial performance of each of Company's managed facilities. In comparison to Fiscal 1996, Fiscal 1997 total revenues were higher for each facility by the following percentages: Muckleshoot - 10.3%; Tonto Apache - 3.3% and; Umatilla - 12.0%. Operating performance of each of -the three facilities for Fiscal 1997, as measured by their EBITDA margins were: Muckleshoot - 47.8%; Tonto Apache - 52.0% and; Umatilla - 54.9%. The Company anticipates the continued strong performance of each of the managed facilities.

         Interest income for the year ended June 30, 1997 was $988,000 which represented a $971,000 or 49.6% decline from June 30, 1996 levels. Approximately $464,000 of the decrease is due to the pay down of the Tribal loans with the remainder of the decrease of $507,000 due to a lower average balance of cash for Fiscal 1997 as compared to 1996.

Costs and Expenses

         Salaries, wages and related costs for the year ended June 30, 1997 were $2,106,000, which included a reserve of about $100,000 for severance costs related to the implementation of the Business Plan. This represents a decrease of $756,000 or 26.4% and is due directly to the Company's efforts to reduce operating expenses.

         Native American development Costs increased $543,000 or 28.6% from $1,899,000 to $2,442,000 for the years ended June 30, 1996 and 1997 respectively. By reporting entity Native American development costs were:

              Entity                      1997                     1996             Inc(Dec)              %
              CGII                     $  140,000              $862,000           $ (722,000)         (83.8%)
              CDGC                      2,190,000               951,000            1,239,000          130.3%
              CGMI                        112,000                86,000               26,000           30.2%

         Development costs for CGII and CGDC for both Fiscal 1997 and 1996 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The increase in Rhode Island development costs is due primarily to increased activity in attempting to further the Tribe's position toward an approved Compact. As of June 30, 1997 the cumulative investment expended on the Rhode Island project is approximately $9.0 million. About $7.4 million is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe. The Company's management expects that Fiscal 1998 funding of the Narragansett project will not approach Fiscal 1997 levels, however, the actual level of required funding cannot be reasonably estimated at this time due to the uncertainty of the process.

         Professional fees (primarily legal) decreased $279,000 or 15.5% to $1,516,000 for the year ended June 30, 1997 as compared to the year ended June 30, 1996. Of the total decrease, $647,000 was attributable to CGII which was offset by a $367,000 increase in CGMI. The decrease in the Company was due to the sale and closure of the riverboat operations in Fiscal 1996 while the increase in CGMI was due primarily to increased legal costs in protecting certain contractual claims and professional fees for consultants used to service the existing contracts.


         General and administrative costs for the year ended June 30, 1997 were $1,858,000, which included a reserve of about $120,000 for office relocation costs and about a $75,000 write-off of F,F&E related to the implementation of the Business Plan. This represents a decrease of $176,000 or 8.7% and is due directly to the Company's efforts to reduce operating expenses.

         Depreciation and amortization expenses were $994,000 and $940,000 for the years ended June 30, 1997 and 1996 respectively. The Fiscal 1997 amount includes one month amortization of the excess reorganization cost of $190,000 and is offset by about $120,000 in reduced amortization of deferred contract charges from the termination of the Muckleshoot Bingo and Cow Creek contracts.

         Debt restructuring costs included in Reorganization Items amounted to $2,056,000 for the year ended June 30, 1997 and was comprised primarily of legal fees.

         Debt Restructuring fees paid to management included in Reorganization Items amounted to $1,463,000 for the year ended June 30, 1997. According to the Plan of Reorganization, this was comprised of (i) $900,000 from the discontinuance and sale of the riverboat operation in New Orleans, (ii) $550,000 in New Senior Secured Notes, and (iii) $13,000 in New Common Stock grants.

Interest Expense

         Interest expense for the year ended June 30, 1997 is comprised of the following: (i) Old Senior Secured Notes - $5,929,000, (ii) New Senior Secured Notes - $251,000, (iii) amortization of original issue discount and deferred finance charges - $813,000, (iv) Republic Note Payable - $1,050,000 and, (v) CGMI equipment notes - $50,000, for a total of $8,093,000.

         Interest expense for the year ended June 30, 1996 is comprised of the following: (i) Old Senior Secured Notes - $14,605,000, (ii) amortization of original issue discount and deferred finance charges - $2,173,000, (iii) Republic Note Payable - $2,185,000 and, (iv) CGMI equipment notes - $99,000, for a total of $19,062,000.


Income Taxes

         As discussed in "Business - Net Operating Loss Carryforwards", management of the Company believes that the Company and its subsidiaries possesses Net NOLs as of June 30, 1997 of approximately $31.5 million for federal income tax purposes after taking into account the reorganization of the Company pursuant to the Plan and assuming that Tax Code ss. 382(1)(5) applies, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards". For financial statement purposes, any deferred tax benefit with respect to such NOLs was fully reserved because any realization of the NOLs cannot be assured at this time.

Extraordinary Items

         The loss on early extinguishment of debt of $1,998,000 for the year ended June 30, 1997, represents the accelerated write-off of original issue discounts and deferred finance charges on the Old Senior Secured Notes paid as a result of the closure and sale of the riverboat operations.

         The gain from reorganization items of $157,418,000 for the year ended June 30, 1997 represents the following:

    Write-off Deferred Finance Costs and Original Issue Discounts                                    $  (4,311,000)
    Write-off Goodwill                                                                                    (405,000)
    Record New Notes in exchange for old debt                                                          (23,100,000)
    Record New Notes issued to management included in Reorganization Items                                 550,000
    Reduce Liabilities Subject to Compromise to zero                                                   130,325,000
    Record Excess Reorganization Value                                                                   9,265,000
    Reduce Capital Stock to zero                                                                        37,217,000
    Reduce Paid in Capital to zero                                                                       7,877,000
                                                                                                      ------------
    Total                                                                                             $157,418,000

FISCAL 1996 COMPARED TO FISCAL 1995


Consolidated

         The year ended June 30, 1996 resulted in a net loss from operations of $4,039,000, (.21 per share). This compares with losses from the same period ended June 30, 1995 of $116,876,000 and $833,000, representing results from operations and extraordinary items respectively. The losses from operations for the year ended June 30, 1996 are substantially attributable to the interest expense related to the Company's secured and unsecured debt and to operations of since sold Riverboat subsidiary.

         The net decrease of $112,837,000 in the loss from operations is attributable to (i) a decrease in loss of approximately $101,000,000 due to the closing and sale of the Company's riverboat gaming subsidiary, (ii) a decrease in total costs of $9,342,000 due to the Company's downsizing and significant cost reduction efforts and reduction in general and administrative costs and development expenses, and (iii) increased management fees at CGMI of $1,222,000 plus a fee of $3,000,000 related to the buy-out of the Cow Creek management contract, a gain from the sale of an investment of $221,000 offset by reduced interest income of $660,000 and increased interest expense of $836,000 and income taxes of $321,000. The year ended June 30, 1995 reflects essentially a period of accelerated activities in preparation for opening of the New Orleans riverboat and several Native American gaming facilities under management. The year ended June 30, 1996 conversely reflects the winding down of New Orleans operations and scaled back levels due to the cessation of operations and restructuring and sale of CCCD. Management fees for the comparative year increased $1,222,000. Revenues of the year ended June 30, 1995 include approximately $3,699,000 in fees earned from the Cow Creek contract, comprising 57.4% of total revenues for that period, the other revenues were primarily derived from Class II facilities and approximately $445,000 from one temporary Class III facility. The fees from Cow Creek in the year ended June 30, 1996 amounted to $618,000 and represented only two months of operations before the buy-out. During this period, CGMI managed three other Class III facilities for all twelve months which produced management fees of $7,045,000 for the year ended June 30, 1996.

         The losses attributable to riverboat operations for the year ended June 30, 1996 of $4,903,000 include various carrying costs of $1,240,000, bankruptcy-related attorney fees of $2,192,000 and expenses of the joint venture of $1,262,000. These items were $14,050,000 lower than the loss from the year ended June 30, 1995 of $18,954,000 which was represented by various pre-opening costs in preparation of the opening of the Riverboat. Additionally, interest expense of $210,000 was incurred related to DIP financings.

         The gain on the sale of the CCCD subsidiary included in operations was $17,542,000 for the year ended June 30, 1996 compared to a writedown of assets of $69,277,000 for the year ended June 30, 1995.

         Interest income decreased $661,000 to $1,959,000 from the year ended June 30, 1996 due to large amounts of interest earning funds still on hand at June 30, 1995 for construction costs. Total interest expense increased from the year ended June 30, 1995 due to $1,474,000 in interest capitalized during that period offset by interest saved subsequent to the extinguishment of $8,000,000 in Old Senior Secured Notes on March 31, 1995. Additionally, interest expense on equipment financings at CGMI was not predominantly present at June 30, 1996.

Capital Gaming Management, Inc. (CGMI)

         On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers video slot machines, keno, non-banking table games, OTB and high stakes bingo. The first phase of this development opened on November 5, 1994. During the periods ending June 30, 1996 and 1995 the facility produced approximately $3,210,000 and $1,365,000 respectively in management fees for the Company. Slot win represents approximately 85% of total revenues of this facility compared to over 90% for the fiscal year ending 1995.

         On April 27, 1995, the Tonto Apache Tribe opened the 35,000 square foot Mazatzal Casino located north of Phoenix, Arizona. The casino features slot machines, keno, non-banking table games and high stakes bingo. The Company, as manager of the casino, collected approximately $1,961,000 and $305,000 in management fees for the period ending June 30, 1996 and 1995 respectively. Slot win, comprised approximately 87% of the facility's total receivables in 1996 and 88% in 1995.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995. The final phase of this facility consisting of approximately 65,000 square feet opened on September 8, 1995 and presently offers table games, poker games, keno, pulltabs and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The Company as manager of the facility collected approximately $2,038,000 and $615,000 for the years ending June 30, 1996 and 1995 respectively. Table games comprised about 79% and 78% of the total facility revenues for the years ending June 30, 1996 and 1995 respectively.

         During the year ended June 30, 1996, the Cow Creek Management Contract was terminated in exchange for a payment of $3,000,000. The Cow Creek facility generated an additional $618,000 in management fees during the year ended June 30,1996.

         Total management fees for the years ended June 30,1996 and 1995 were approximately $7,663,000 and $6,441,000 respectively. During the year ended June 30, 1996 there were approximately $5,986,000 in fees from Class III gaming facility operations and approximately $455,000 in fees from the two remaining Class II gaming management agreements which expired before June 30, 1995.

         CGMI's management fees of $7,663,000 and $6,441,000 for the years ended June 30, 1996 and 1995 were sufficient to produce income from operations of approximately $5,262,000 and $700,000 respectively. Interest income was also earned from tribal loans of $1,332,000 and $844,000. The income from operations includes a one time charge in September 1994 of approximately $1,017,000 for the write down of assets related to a severed Class II gaming management contract.

         Salaries and wages for the fiscal year ended June 30, 1996 decreased by approximately $950,000 based on a decrease in full time equivalent employees of approximately 70%.

         Legal and professional costs decreased by approximately $750,000 from prior year levels primarily due to a reduction of development and pre-opening activities.

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

Capital Gaming International, Inc. (CGII)

         The Company incurred operating costs and expenses of approximately $6,571,000 for the year ended June 30, 1996 as compared to approximately $13,845,000 for the year ended June 30, 1995. Debt restructuring costs increased by $600,000 and represent fees owed to the Company's financial advisors. The Company realized significant cost decreases in development ($665,000), administrative costs including advertising ($1,514,000), payroll costs ($868,000), professional fees ($4,232,000), public company costs($452,000), travel costs ($570,000), and other operating costs ($336,000). Some of these cost reductions were absorbed by the CDGC subsidiary

(see below). Cost reductions came as a result of substantial reductions in overhead, significant reductions in the costs associated with managing CCCD, reduced development efforts including the Company's termination of its efforts to acquire certain real estate on Philadelphia's Delaware River Waterfront in connection with the potential development of a gaming facility, and other similar matters. Some of these cost reductions were offset by an increase in costs related to the Company's marketing services agreement with HFS, Inc. Costs associated with this agreement actually increased by approximately $628,000 during the year ended June 30, 1996. However, the Company is in default on this agreement and has not paid approximately $763,000 in connection thereto and does not anticipate paying these costs going forward.

         Payroll and related costs amounted to approximately $2,250,000 for the year ended June 30, 1996 as compared to approximately $3,120,000 in the prior fiscal period. The decrease in payroll costs was a result of the reduction in the number of employees, reduced bonus payments and a reduction in wage related taxes and benefits.

         Native American Development costs incurred by the Company of approximately $862,000 were primarily for the benefit of the Narragansett Tribe in pursuing the development of gaming in Rhode Island. In addition, CDGC incurred cost toward this development of $951,000. These combined costs of $1,822,000 decreased by $147,000 as compared to approximately $1,969,000 in the last fiscal period. The decrease is primarily from engineering costs associated with development. As of June 30, 1996, the cumulative investment expended on the Narragansett project exceeded $6.5 million. A substantial amount of this spending will be repaid to the Company if and when a gaming facility is established by the Narragansett Tribe.

Interest Expense - Consolidated

         Interest expense for the year ended June 30, 1996 is comprised of the following: (i) Old Senior Secured Notes $14,605,000, (ii) amortization of original issue discount and deferred finance charges of $2,173,000, (iii) Republic Note Payable $2,185,000 and (iv) CGMI equipment notes $99,000 for a total of $19,062,000.

         Interest expense for the year ended June 30, 1995 is comprised of the following: (i) Old Senior Secured Notes $15,295,000, (ii) amortization of original issue discount and deferred finance charges - $2,119,000, (iii) Republic Note Payable - $2,185,000 and (iv) CGMI equipment notes - $99,000 for a total of $19,698,000,. The Company capitalized interest of approximately $1,474,000 during the year.

Extraordinary Item

         The early extinguishment of debt on March 30, 1995 resulted in a loss of approximately $833,000 as a result of the value of the Old Common Stock issued, in exchange for $8,000,000 of Old Senior Secured Notes, exceeding the carrying amount of notes. The carrying amount was inclusive of $238,000 and $504,000 of unamortized amortized original issue discount deferred finance charges, respectively, which was written-off with the related debt.

Income Taxes

         For the year ended June 30, 1994, the Company recorded a federal tax benefit of approximately $484,000 based on the use of available net operating losses carried back to prior years. Such benefit was received by the Company during the year ended June 30, 1995. As discussed in "Description of Business
- Net Operating Loss Carryforwards", management of the Company believes that the Company and its subsidiaries posses Net NOLs as of June 30, 1997 of approximately $31.5 million for federal income tax purposes after taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards". For financial statement purposes, a deferred tax benefit with respect to such NOLs could not be recorded on the balance sheet of the Company because any realization of the NOLs cannot be assured at this time and the amount cannot be estimated.

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

                  Legal fees                          $(2,192,000)
                  Equity in Loss of RCJV               (1,262,000)
                  Other reorganization items           (1,240,000)
                  Interest Income                          11,000
                  Interest Expense                       (220,000)
                                                      -----------
                  Net (Loss)                          $(4,903,000)

         The assets of CCCD were sold for $50,000,000 which gave rise to a gain of $17,542,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information which appears in a separate section of this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 following Part IV is based upon financial information provided by the Company and has not been audited. The Company's independent auditors have been requested to audit the Company's financial statements for the fiscal year ended June 30, 1997, but due to the Company's reallocation of resources with respect to the Plan of Reorganization and issues relating to fresh start reporting, the audit process has not been completed as of the date hereof. The Company anticipates their auditors to complete their audit process in the near future and will file such audited financial statements by amendment to this annual report on Form 10-K in the near future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                   PART III

                                  MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                        Age    Position                                         Director Class

         Edward M. Tracy             44     Chairman and Chief Executive Officer                   A

         Col. Clinton L. Pagano      69     Executive Vice President of Compliance                 B
         (Retired)                          and Director

         William S. Papazian         35     Senior Vice President and General Counsel,             C
                                            Corporate Secretary and Director

         Mark Suglian                45     Vice President and Chief Financial Officer             N/A

         The Company's Class A Director's term shall expire at the third Annual Meeting of Shareholders following May 28, 1997. The Company's Class B Director's term shall expire at the second Annual Meeting of Shareholders following May 28, 1997. The Company's Class C Director's term shall expire at the first Annual Meeting of Shareholders following May 28, 1997.

----------------------------

         Edward M. Tracy was appointed President and Chief Operating Officer and a Director of the Company on January 7, 1993, and he became Chief Executive Officer on May 30, 1995. Mr. Tracy became Chairman of the Board of Directors on March 19, 1997. From April 1991 until January 1993, Mr. Tracy was President of Casino Management, Inc., a casino management consulting company. From February 19, 1990 to April 1991, Mr. Tracy was President and Chief Executive Officer of The Trump Organization which includes Trump Plaza, Trump Castle, Trump Regency and Trump Taj Mahal Casinos in Atlantic City, New Jersey. He served as President and Chief Operating Officer for Trump Castle from May 1989 to February 1990. From November 1986 to May 1989, Mr. Tracy was Vice President and General Manager of the Sands Hotel and Casino in San Juan, Puerto Rico.

         Col. Clinton L. Pagano (retired) was appointed Executive Vice President of Compliance and a Director of the Company in November 1992. Col. Pagano was the Superintendent of the New Jersey State Police from 1975 to 1990, during the tenures of two Governors. During 1990 and 1991, Col. Pagano was Director of the New Jersey Division of Motor Vehicles, a position he was appointed to by a third New Jersey Governor. Col. Pagano has over 35 years of law enforcement experience including the implementation in New Jersey of a coordinated State and Federal organized crime control program. During his tenure as Superintendent of the New Jersey State Policy, Col. Pagano was the State Director of Emergency Management, a Federal crisis management program, and was also responsible for developing and implementing various security programs for the New Jersey Sports and Exposition Authority. Col. Pagano also served as a member of the Board of Directors of Digital Products Corporation of Florida from December 10, 1992 to January 13, 1997, and was Chairman from February 14, 1996 to January 13, 1997.

         William S. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994, became Senior Vice President and General Counsel on June 17, 1995 and was appointed Corporate Secretary on September 5, 1995. Mr. Papazian became a member of the Board of Directors on March 19, 1997. From July 1992 through May 1994, Mr. Papazian represented the Company in a wide variety of matters as an attorney with the firm of Mason, Briody, Gallagher & Taylor in Princeton, New Jersey. From February 1990 through June

1992, Mr. Papazian maintained a private law practice concentrating on transactional corporate and regulatory work, and also served as Associate General Counsel to Mercy Medical Center in New York, New York. From November 1986 through February 1990, Mr. Papazian practiced corporate law with the firm of Farrell, Fritz, Caemmerer, Cleary, Barnosky & Armentano in Uniondale, New York. Mr. Papazian has been practicing corporate and regulatory law since 1986, and is admitted to the bar in the States of New Jersey, California, New York and Pennsylvania. Mr. Papazian has an expertise in all aspects of gaming and regulatory law, and is a recognized expert in Native American gaming.

         Mark J. Suglian was appointed Director of Finance of Capital Gaming Management, Inc. in March 1995. In February 1997, Mr. Suglian was appointed Vice President and CFO of Capital Gaming Management, Inc. and was then appointed Vice President and CFO of the Company in June 1997. From October 1992 through March 1995, Mr. Suglian was Controller of Primadonna Resorts, Inc. at Primm, Nevada. From November 1984 through October 1987, Mr. Suglian was Controller for Park Lane Hotels International in San Francisco, California. From October 1987 to August 1989, Mr. Suglian was General Manager for Park Lane's Coco Palms Resort in Kauai, Hawaii. Mr. Suglian was appointed to the Nevada Industry Gaming Committees that drafted the Audit Guide for Casinos and negotiated the Tip Compliance Closing Agreement with the Internal Revenue Service. In addition, Mr. Suglian has also held various executive positions with the Lady Luck Hotel and Casino in Las Vegas, Nevada and Del Webb Hotel Inc. in Las Vegas, Nevada and Phoenix, Arizona. Mr. Suglian was also a member of the Audit staff of Deloitte, Haskins & Sells, CPA's in Las Vegas, Nevada.

         The Company knows of no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation to, earned by, or paid to the Company's Chief Executive Officers, directors and each of the four most highly compensated executive officers of the Company, other than the Chief Executive Officer, who was serving as an executive officer at the end of the fiscal year ended June 30, 1997, and whose annual cash compensation exceeds $100,000. Set forth below is such information with respect to the Company and all subsidiaries.

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------------------
                                                                                    Securities
                                                                                    Underlying                 All
Name and      Fiscal                                 Other             Restricted   Options/                   Other
Principal     Year                                   Annual            Stock        SARs            LTIP       Compensa-
Position      Ended      Salary          Bonus       Compensation      Awards       Granted         Payouts    tion
------------------------------------------------------------------------------------------------------------------------------
Edward M.     6/30/97    $495,000        $333,333    $272,667(7)         -0-(8)             -0-(9)      -0-    $ 41,250(14)
Tracy,                                                                                                         $  -0-  (15)
Chairman and                                                                                                   $175,000(16)
Chief         6/30/96    $495,000        $ -0-       $ -0-               -0-         1,200,000(10)      -0-    $ 41,250(14)
Executive(1)  6/30/95    $495,000        $100,000    $  76,835(7)        -0-           800,000(10)      -0-    $    -0-
------------------------------------------------------------------------------------------------------------------------------
Clinton L.    6/30/97    $100,000        $ -0-       $ -0-               -0-(8)             -0-(9)      -0-    $ 14,268(17)
Pagano,       6/30/96    $260,000(6)     $ -0-       $ -0-               -0-           350,000(11)      -0-    $   -0-
Executive     6/30/95    $232,492        $ -0-       $ -0-               -0-            50,000(11)      -0-    $   -0-
Vice
President
and
Director(2)
----------------------------------------------------------------------------------------------------------------------------

William S.    6/30/97    $210,000        $166,667    $127,333(7)         -0-(8)             -0-(9)      -0-    $16,667 (14)
Papazian,                                                                                                      $  -0-  (15)
Senior        6/30/96    $160,000        $  -0-      $ -0-               -0-           165,000(12)      -0-    $13,333(14)
Vice          6/30/95    $160,000        $  -0-      $ -0-               -0-            35,000(12)      -0-    $  -0-
President
and
General
Counsel,
Secretary
and
Director (3)
----------------------------------------------------------------------------------------------------------------------------

Mark          6/30/97    $124,039        $  -0-      $ -0-               -0-(8)             -0-(9)      -0-    $ 7,500(14)
Suglian,      6/30/96    $ 90,000        $  -0-      $ -0-               -0-                 -0-        -0-    $11,652(17)
Vice          6/30/95    $ 22,500        $  -0-      $ -0-               -0-                 -0-        -0-    $  -0-
President
and Chief
Financial
Officer (4)
----------------------------------------------------------------------------------------------------------------------------

James F.      6/30/97    $150,000        $  -0-      $ -0-               -0-(8)             -0-(9)      -0-    $12,500(14)
Ahearn,       6/30/96    $150,000        $  -0-      $ -0-               -0-           100,000(13)      -0-    $  -0-
Vice          6/30/95    $125,240        $75,000     $60,824(7)          -0-            70,000(13)      -0-    $  -0-
President
and Chief
Operating
Officer of
Capital
Gaming
Management,
Inc. (5)
------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Tracy was appointed President and Chief Operating Officer of the Company on January 7, 1993. Mr. Tracy was appointed Chief Executive Officer of the Company on May 30, 1995, and became Chairman of the Board of Directors on March 19, 1997.

(2) Mr. Pagano was appointed Executive Vice President of Compliance and a member of the Board of Directors of the Company on October 17, 1993.

(3) Mr. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994; Senior Vice President and General Counsel on June 17, 1995; and Secretary on September 5, 1995. He became a member of the Board of Directors on March 19, 1997.

(4) Mr. Suglian was appointed Vice President of Finance and Chief Financial Officer of Capital Gaming Management, Inc. on February 2, 1997; and Vice President and Chief Financial Officer of the Company on June 1, 1997.

(5) Mr. Ahearn was appointed Vice President and Director of Operations of Capital Gaming Management, Inc. on August 15, 1994. Mr. Ahearn resigned as Vice President and Director of Operations of Capital Gaming Management, Inc. on August 31, 1997.

(6) Based on an annual salary of $260,000 earned by Col. Pagano in fiscal 1996. By letter agreement dated November 1, 1995, Col. Pagano agreed to defer $160,000 of his salary on that date. Pursuant to the Company's Plan of Reorganization, Col. Pagano's total deferred salary was treated by giving Col. Pagano a $4,000 priority expense claim with the balance being a general unsecured claim.

(7)  Payments made by the Company to cover income taxes.

(8) Pursuant to the Plan of Reorganization, management has the right to receive, collectively, in the form of stock grants, ten (10%) percent of the issued and outstanding shares of the Company in three equal annual installments of 66,667 shares each commencing with the Effective Date. The total value recorded by the Company for the initial installments of the stock grants was $13,000. The Board of Directors has not as yet issued any such stock grants.

(9) Pursuant to the Stock Option Plan, ten percent (10%) of the Company's issued and outstanding stock has been reserved for issuance to management as incentive stock options. The Board of Directors has not, as yet, issued any such options.

(10) On January 14, 1996, 1,200,000 stock options exercisable at $5.25 per share were cancelled and replaced with 1,200,000 stock options exercisable at $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(11) On January 14, 1996, 250,000 stock options exercisable at $5.25 per share were cancelled and replaced with 250,000 stock options exercisable at $.3125 per share. Also, an additional 100,000 stock options were granted exercisable at $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(12) On January 14, 1996, 35,000 stock options exercisable at $5.25 per share were cancelled and replaced with 35,000 stock options exercisable at $.3125 per share. Also, an additional 165,000 stock options were granted with an exercise price of $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(13) On January 14, 1996, 65,000 stock options exercisable at $5.25 per share were cancelled and replaced with 65,000 stock options exercisable at $.3125 per share. Also, an additional 35,000 stock options were granted with an exercise price of $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(14) Vacation paid in lieu of time off.

(15) Pursuant to the Plan of Reorganization, Mr. Tracy and Mr. Papazian are entitled to receive, collectively, $550,000 in New Senior Secured Notes and $250,000 in cash, as a confirmation award subject to certain conditions and events, one of which is the delivery of certain materials to the Advisory Committee. According to their respective employment agreements, Mr. Tracy and Mr. Papazian will receive two-thirds and one-third of the confirmation award, respectively. As of yet, the confirmation award has not been paid due to the uncertainty surrounding the formation of the Advisory Committee.


(16) On July 18, 1997, $175,000 was paid to Mr. Tracy in lieu of the Company's unfulfilled commitment to purchase Director's and Officer's Liability insurance.

(17) Miscellaneous fringe benefits paid relating to moving expenses, automobile allowances and medical insurance.

Option/SAR Grants in the Fiscal Year Ended June 30, 1997

         In the fiscal year ended June 30, 1997, no stock options or SARs were granted to any of the Company's executive officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 1997, and June 30, 1997 Option/SAR Values

         In the fiscal year ended June 30, 1997, no stock options or SARs were exercised by any of the Company's executive officers named in the Summary Compensation Table and no stock options or SARs were held as of June 30, 1997 by any of such named executive officers. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1997.

Long-Term Incentive Plan ("LTIP") Awards

         The Company does not have, and has made no award under, any compensation plan constituting a "long-term incentive plan" (as that term is defined under SEC Regulations). The Stock Option Plan is not a "long-term incentive plan" as that term is defined under SEC Regulation S-K. Information pertaining to the Stock Option Plan is provided herein under "Business--Reorganization--Stock Option Plan".

Defined Benefits or Actuarial Plan

         The Company does not have, and has made no award under, any defined benefit plan or actuarial plan.

Compensation of Directors

         Directors receive no fees for serving as members of the Company's Board of Directors, but are reimbursed for their expenses in connection with their attendance at each Board meeting.

         Edward M. Tracy, Col. Clinton L. Pagano and William S. Papazian are Directors of the Company and also employees of the Company, and are compensated as employees under the terms of employment agreements discussed in this report and described in the Summary Compensation Table hereinabove.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

         The Company entered into an employment agreement with Edward M. Tracy, the Company's President, Chief Executive Officer and Chief Operating Officer, on May 30, 1995, (the "1995 Tracy Agreement") which provided for, among other things, a three-year term commencing May 30, 1995; annual salary at the rate of $495,000 per year; incentive compensation as determined by the Executive Compensation Committee of the Company's Board of Directors and certain severance agreements. An Amendment No. 1 to Mr. Tracy's employment agreement was entered into on the Effective Date and provides, among other things, for a term of three (3) years from the Effective Date, or lump sum severance payment in the event of a termination without cause and a severance payment of one year's salary in the event of a voluntary termination upon the satisfaction of certain conditions. The Agreement further provides for the distribution to Mr. Tracy, upon the satisfaction of certain conditions, of $366,666 in New Senior Secured Notes and a $186,666 cash payment as contemplated by the Plan. The Company loaned to Mr. Tracy pursuant to the Agreement the amount of $186,666 which loan accrues interest at the rate of six (6%) percent per annum and shall mature on the earlier of the date Mr. Tracy receives the cash payment contemplated by the Plan of Reorganization and one year from the Effective Date.

         Col. Clinton L. Pagano, an Executive Vice President and Director of the Company, entered into a three-year employment agreement with the Company, dated October 17, 1993, providing for an annual salary of $150,000. As of October 1, 1994, Col. Pagano's employment agreement was amended by resolution of the Board of Directors to provide for a current annual salary of $260,000. In the event of a change of control of the Company, Col. Pagano's employment agreement provides that the Company, and any successors, will continue to honor and be bound by the agreement. During the duration of the employment agreement, the Company (or its successor) is obligated to continue to pay a level of compensation not less than the level applicable on the change of control date, fully perform the Company's obligations on the change of control date, and continue benefit programs in effect on the change of control date. Col. Pagano's employment agreement provides that it may be terminated without cause upon 90 days' notice, in which event the Company will be obligated to continue his salary and benefits for the balance of the agreement, or 90 days, whichever is longer. In the event of the death or disability of Col. Pagano, compensation will continue for a period of six months following the occurrence of such an event. On November 1, 1995, Col. Pagano voluntarily agreed to defer and accrue $160,000 per year of his $260,000 per year salary until such time as he notified the Company otherwise. Col. Pagano's entire deferred salary was treated under the Plan of Reorganization as a $4,000 priority claim with the balance treated as a general unsecured claim. Additionally, on October 1, 1996 Col. Pagano's employment agreement was amended to provide for an annual salary of $100,000 and a term of three years from the Effective Date. In connection with the amendment, all other terms of Col. Pagano's prior employment agreements remain unchanged.

         The Company entered into an amended and restated employment agreement with William S. Papazian, the Company's Senior Vice President, General Counsel and Secretary, and a Board Director on May 17, 1996, which provided for, among other things, a three-year term, commencing on June 1, 1996, with automatic one-year extensions; annual salary of $160,000 (which was subject to an increase in connection with the Company's restructuring); incentive compensation determined by the Executive Compensation Committee of the Company's Board of Directors and certain severance agreements. Mr. Papazian's annual salary was subsequently increased to $200,000. An amendment No. 1 to Mr. Papazian's employment agreement was entered into on the Effective Date and provides, among other things, for a term of three years from the Effective Date, a lump sum severance payment of $600,000 in the event of termination without cause and a severance payment of one year's salary in the event of a voluntary termination upon the satisfaction of certain conditions. The agreement further provides for the distribution to Mr. Papazian, upon the satisfaction of certain conditions, of $183,333 in New Secured Notes and a $83,333 cash payment as contemplated by the Plan of Reorganization. The Company provided to Mr. Papazian pursuant to the Agreement a loan in the amount of $83,333 which accrues interest at the rate of six (6%) percent per annum and shall mature on the earlier of the date Mr. Papazian receives the cash payment contemplated by the Plan of Reorganization and one year from the Effective Date.

         The Company also has employed Mark Suglian, Vice President and Chief Financial Officer, for a period of two (2) years from June 1, 1997 at an annual salary of $150,000. Mr. Suglian will be entitled to severance payments in the event of termination without cause. Additionally, Mr. Suglian will be awarded 60,000 stock options in connection with the finalization of his employment agreement. The Company intends to memoralize the terms of Mr. Suglian's employment in an employment agreement.


Repricing of Stock Options

         There have been no repricings of stock options in the fiscal year ended June 30, 1997. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1997.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         As of June 30, 1997, the Company's Executive Compensation Committee consisted of Robert B. Runyon. The Company expects that Richard Mallery will be added should he accept the Company's nomination. The Executive Compensation Committee is responsible for setting all Company policies with respect to compensation of executive officers and directors, as well as for determining changes to the compensation level of such officers and directors.

         Mr. Runyon is a consultant to the Company for all compensation related matters. During Mr. Runyon's career, he has served as an officer to such corporations at ITT Corporation, ITT Grinnell, BP Oil Corporation and F.
W. Woolworth in the area of organization, business planning and administration. Mr. Runyon presently serves as a member of the Board of directors and consultant to several corporations and provides consulting services in the areas of strategy, business planning, human resources and administrative systems. Mr. Mallery is a senior partner of the law firm Snell and Wilmer which has served as special counsel to the Company from time to time. Mr. Mallery is an experienced transactional attorney with expertise in Native American gaming.

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


THE EXECUTIVE COMPENSATION PROGRAM

         Report from Board of Directors on Executive Compensation

         This report is furnished by the Board of Directors of the Company. During the fiscal year ended June 30, 1997, management of the Company spent significant time and energies preparing for and completing its reorganization proceedings. The Executive Compensation Committee of the Board of Directors did not meet or issue any reports in fiscal 1997. Accordingly, compensation paid to executive officers of the Company was determined by certain past and present Board Directors who did not receive any bonuses or salary increases (with affected Directors abstaining). In reaching its determinations, the Board of Directors relied in part on the Executive Compensation Program prepared by Runyon and Associates ("Runyon") in June 1995 as well as a fairness opinion on success bonus awards prepared by Runyon in May 1996 as well as input from the Company's Noteholder's Advisory Committee.

         It is the objective of the Company's Executive Compensation Program to develop, implement and manage a total executive compensation strategy that will enable the Company to attract, motivate and sustain a superior organization, as measured by the highest quality and performance standards, at a cost that is fully competitive in the target marketplaces. The Executive Compensation Program is further designed to enhance stockholder value, motivate and attract superior executive officers to achieve long-term business goals and provide compensation opportunities which are competitive and align the interests of executive officers with the long-term interests of stockholders through award opportunities that can result in ownership of common stock.

         The specific elements of the Executive Compensation Program, including the specific business purpose of each program component, is as follows:

         1.       Base Salary

         This compensation is to bring to, and retain within the Company, the technical, professional, industry knowledge, integrity, licensure and skills required to operate the business competitively in the marketplace.

          2.      Benefits

         In conjunction with base salary, benefits retain basic capabilities and help maintain a competitive organization. Careful planning as to the cost effectiveness of each benefit provided is a part of the program.

          3.      Perquisites

         Careful consideration to cost effectiveness of perquisites is a priority of the Executive Compensation Committee and the goal of any perquisites provided is to reduce stress in the working environment to executives whose personal time is often sacrificed to job demands.

          4.      Short-Term (Annual) Incentives

         This variable element of the Executive Compensation Program focuses on the achievement of specific near-term objectives. Measurements are in terms of performance to plans and expectations which can be quantified and qualified. Incentive rewards are more a result of quantitative value building than perceived value increase, although sound quantitative growth is the ultimate goal.

          5.      Long-Term Incentives

         The goal of long-term incentives is the creation, development and growth of an entity that increases in value, both quantitatively and perceived, and demonstrates in real time the ability to generate superior profits and profitability. Success under this criteria is best measured by stock market valuation, over time, and incentive remuneration to the executive is weighted towards equity appreciation.

         COMPENSATION POLICIES APPLICABLE TO EXECUTIVE OFFICERS AND BASES FOR CEO COMPENSATION

         The fiscal years ending 1997 and 1996 represented a difficult time for the Company and its executive officers. With the closure of the River City Joint Venture in June, 1995 and the resultant default on the Company's Old Secured Notes, critical to the Company's survival was the ability to successfully sell and reorganize its CCCD subsidiary and recover maximum value in a hostile business and regulatory climate, preserve the operations of the Company's Indian gaming subsidiary, CGMI, as well as continue to develop the Narragansett Project through the CDGC subsidiary, negotiate and complete a successful restructuring of the parent company and accomplish all of the above with a significantly reduced executive staffing level. Continued employment of key executives and incentivized performance was a critical component of the application of the Company's compensation policies in order to achieve these essential tasks and position the Company for future growth.

         In May, 1996 the Board of Directors of the Company requested a fairness opinion on success bonus awards from Runyon. The subject of the report was to analyze and provide an objective opinion on the prevalence, appropriateness, fairness and structure of success fees, stay in place fees and/or consummation bonuses in the context of business reorganizations primarily arising from the bankruptcy process. This report concluded that management of the Company took the prompt, prudent actions necessary to not only recover substantially more financial assets from the reorganization of the CCCD subsidiary than normally would have been possible, but moreover preserved existing operations and positioned the Company for a successful but difficult parent reorganization. The report further found that in weighing the major contributions of management, the successful conversion of CCCD's assets to substantial cash for the Company would, in and of itself, warrant a significant success fee. The report additionally found that as favorable a financial impact as such conversion represented, it would be exceeded in the long run by the financial productivity of a viable, competitive business enterprise. Based on the methodology contained in the report for weighing these various relevant factors, the report concluded that the reasonable range for the award of a success bonus, verified by consensus both within bankruptcy environments, and in the course of normal business conduct as fair and equitable to both executive management and debt/equity holders, was within $1,100,000 to $1,665,000. Similarly, using a valuation of the contributions made by management based on profitability, an award of $1,030,000 to S1,548,000 was found to be reasonable. Finally, the report concluded that the bonus pool ultimately created by the Board of Directors be distributed by the Board of Directors to the principal contributors to the reorganization. The actual payments made to the Company's executive officers on the date hereof is contained in this Item 11 - Summary Compensation Table.

STOCK PRICE PERFORMANCE COMPARISON

         The following graph compares cumulative total return of the Company's Common Stock (the Old Common Stock and the New Common Stock taking into account the conversion ratio pursuant to the Plan of Reorganization) with the cumulative total return of the Standard & Poor's 500 Index and a peer group selected in good faith by the Company. The Company selected a composite of small cap gaming common stocks for the industry peer group comparison. These stocks include Aztar Corporation, Grand Casinos and Showboat, Inc. equally weighted.

         The graph assumes $100 was invested on June 30, 1992 in shares of Common Stock and stocks comprising the S&P 500 Index and the peer group.


                                                S&P 500              Peer Group
                         Company                 Index                Composite
                         -------                 -----                ---------

      6/30/92           $100.00                $100.00               $100.00
      6/30/93            900.00                 110.39                125.82
      6/30/94            480.60                 108.80                106.49
      6/30/95             54.50                 133.39                126.52
      6/30/96             10.31                 164.20                142.07
      6/30/97              2.38                 216.58                113.94


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of September 30, 1997: (i) by each person who was known by the Company to be a beneficial owner of more than five percent (5%) of the New Common Stock; (ii) by all directors and nominees;
(iii) by each of the named executive officers of the Company (as that term is defined in Item 402(a)(3) of Regulation S-K); and (iv) by all directors and executive officers of the Company as a group. Percentage of class is calculated on the basis of 1,866,667 shares outstanding as of September 30, 1997, except that shares underlying options currently vested and options exercisable within 60 days are deemed to be outstanding for purposes of calculating the beneficial ownership of securities owned by the holder of such options. Pursuant to the Plan of Reorganization, the Company issued 1,866,667 shares of New Common Stock. As of September 30, 1997, the Company held approximately 98% of the outstanding shares of the New Common Stock as disbursing agent under the Plan of Reorganization. The Company expects the balance of the outstanding shares will be distributed pursuant to the Plan of Reorganization within the period of two years from the Effective Date.

      Name and Address of          Amount and Nature of
      Beneficial Owner(1)          Beneficial Ownership     Percentage of  Class

      Edward M. Tracy                        0                        *%

      Col. Clinton L. Pagano                 0                        *%

      William S. Papazian(2)                 1                        *%

      Directors and Executive                1                        *%
      Officers As a Group
      (3 persons)

------------------------

* Less than 1% of the Company's outstanding New Common Stock.


(1) The address of each beneficial owner named in this table, unless otherwise noted, is: c/o Capital Gaming International, Inc., 2701 East Camelback Road, Suite 484, Phoenix, Arizona 85016.

(2) Sole voting and investment power over the shares owned.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In order to induce key officers Edward M. Tracy and William S. Papazian to remain with the Company during the restructuring process and to reward them for maintaining and enhancing the value of the Company's assets and business for the benefit of the Company's creditors and shareholders, the Company distributed to the key officers on the Effective Date, the Confirmation Payment consisting of (a) a company loan to the key officers in the principal amount of $250,000, (b) $550,000 in New Secured Senior Notes and
(c) 3.34% of the issued and outstanding shares of New Common Stock on the Effective Date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements - See the Index to Financial Statements on page F-1.
         2.       Financial Statement Schedules - Schedules begin on page S-1.
         3.       Exhibits.
         2.1      Stock Purchase  Agreement dated March 15, 1993, by and among the Registrant,  Bass Leisure Group,
                  Ltd., Bass Leisure Group, Inc. and British American Bingo, Inc. (4)
         2.3      Involuntary  Petition for Bankruptcy  filed under Chapter 11 of the U.S.  Bankruptcy Code against
                  Crescent City Capital Development Corp. dated July 26, 1995. (19)
         2.4      Consent  to Entry of Order for  Relief  filed by  Crescent  City  Capital  Development  Corp.  in
                  Chapter 11 Bankruptcy Case dated July 28, 1995. (19)
         2.5      First Amended Chapter 11 Plan of  Reorganization  of Crescent City Capital  Development  Corp. as
                  confirmed by the Bankruptcy Court on January 12, 1996. (20)
         2.6      Second Amended Chapter 11 Plan of Reorganization  of Crescent City Capital  Development Corp. and
                  First Immaterial Modification, as confirmed by the Bankruptcy Court on April 29, 1996. (21)
         2.7      Stock  Purchase  Agreement  by and among  Casino  Magic Corp.,  Jefferson  Casino  Corp.,  C-M of
                  Louisiana,  Inc.,  Capital  Gaming  International,  Inc.  and Crescent  City Capital  Development
                  Corp., dated February 21, 1996. (21)
         2.8      First Amended and Modified Plan of  Reorganization of Capital Gaming  International,  Inc., dated
                  March 19, 1997. (22)
         3.1      Restated Certificate of Incorporation of the Registrant. (15)
         3.2      Amended and Restated Certificate of Incorporation of the Registrant. (26)
         3.2      Bylaws of the Registrant, as amended. (6)
         4.3      Indenture  dated  February  17,  1994,  by  and  among  the  Registrant,  Crescent  City  Capital
                  Development  Corp.,  British American Bingo, Inc. and First Trust National  Association  (without exhibits and schedules). (9)
         4.4      Equity Registration Rights Agreement dated January 20, 1994, by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules)
                  (multiple conformed signatures omitted). (9)
         4.5      Senior Secured Notes Registration Rights Agreement dated February 17, 1994, by and among the
                  Registrant, Crescent City Capital Development Corp., British American Bingo, Inc. and the purchasers who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted). (9)
         4.6      Security  Agreement  dated February 17 1994, by and among the  Registrant,  Crescent City Capital
                  Development  Corp.,  British American Bingo, Inc. and First Trust National  Association  (without exhibits and schedules). (9)
         4.7      Security  Agreement  dated  February 17, 1994, by and between  Crescent City Capital  Development
                  Corp. and First Trust National Association (without exhibits and schedules). (9)
         4.8      Pledge  Agreement  dated  February  17,  1994,  by and  between  the  Registrant  and First Trust
                  National Association (without exhibits and schedules). (9)
         4.9      Pledge Agreement dated February 17, 1994, by and between British  American Bingo,  Inc. and First
                  Trust National Association (without exhibits and schedules). (9)
         4.10     Warrant  Agreement  dated January 20, 1994 by and between the Registrant and First Trust National
                  Association (without exhibits and schedules). (9)
         4.11     Form of Old Note. (11)
         4.12     Form of New Note. (11)
         4.13     First  Supplemental  Indenture  dated June 24, 1994, to the Indenture dated February 17, 1994, by and among the Registrant,  Crescent City Capital Development Corp.,  Capital Gaming International
                  Casino  Management  Division,  Inc.  (formerly  British  American  Bingo,  Inc.) and First  Trust
                  National Association (without exhibits). (12)

         4.14     Form of Term  Note  distributed  to  Bondholders  in  exchange  for  their  consent  to the first
                  Supplemental Indenture. (12)
         4.15     Amended and Restated Indenture, dated February 17, 1994 and amended and restated as of March 27, 1997, by and among the
                  Registrant, the Guarantor named therein and First Trust
                  National Association. (23)
         4.16     Form of New Secured Note. (25)
         10.1     1990 Stock Option Plan, as amended. (15)
         10.34    Non-qualified  Stock Option  Agreement,  dated  February 27, 1992, by and between the  Registrant and Michael F. Marino. (1)
         10.35    Non-Qualified  Stock Option  Agreement,  dated  February 27, 1992, by and between the  Registrant and Thomas E. O'Brien. (1)
         10.36    Non-Qualified  Stock Option  Agreement,  dated  February 27, 1992, by and between the  Registrant and Robert DeFilippis. (1)
         10.38    Non-Qualified  Stock Option  Agreement,  dated June 30, 1992, by and between the  Registrant  and
                  Hank Johnson. (1)
         10.39    Non-qualified  Stock Option  Agreement  dated June 30, 1992,  by and between the  Registrant  and
                  Thomas P. Gallagher. (1)
         10.49    Stock Option  Agreement dated January 7, 1993, by and between the Registrant and I.G. Davis,  Jr.
                  (2)
         10.50    Stock Option  Agreement  dated January 7, 1993, by and between the  Registrant  and Edward Tracy.
                  (2)
         10.52    Non-qualified  Stock Option  Agreement dated November 23, 1992, by and between the Registrant and
                  Col. Clinton L. Pagano. (2)
         10.53    Non-Qualified  Stock Option  Agreement dated November 23, 1992, by and between the Registrant and
                  Percival H.E. Leach. (2)
         10.54    Non-qualified  Stock Option  Agreement  dated January 7, 1993, by and between the  Registrant and
                  Thomas P. Gallagher. (2)
         10.55    Non-qualified  Stock Option  Agreement  dated January 7, 1993, by and between the  Registrant and
                  Joel Sterns. (2)
         10.56    Non-Qualified  Stock Option  Agreement  dated January 7, 1993, by and between the  Registrant and
                  Frank Gelb. (2)
         10.62    Stock Option Agreement dated January 29, 1993, between the Registrant and Timothy G. Rose. (3)
         10.70    Stock Option Agreement dated May 7, 1993, between the Registrant and Michael Barozzi. (6)
         10.78    Stock Option Agreement dated September 15, 1993, by and between the Registrant and Peter Liguori. (6)

         10.79    Letter of Intent by and between the  Registrant  and  Republic  Corporate  Services,  Inc.  dated
                  April 6, 1993, with amendments dated June 11, 1993, and June 28, 1993. (6)
         10.80    Escrow  Agreement by and between the  Registrant  and Republic  corporate  Services,  Inc.  dated
                  April 6, 1993, with Amendment dated June 11, 1993. (6)
         10.81    Non-Qualified  Stock  Option  Agreement  by and between the  Registrant  and  Republic  Corporate
                  Services, Inc. dated June 11, 1993. (6)
         10.82    Option and Letter of Intent by and between the Registrant and Republic Corporate  Services,  Inc.
                  dated August 25, 1993. (6)
         10.83    Term Note by and between the Registrant and Joel Sterns dated June 11, 1993. (6)
         10.84    Stock and Option Pledge Agreement by and between the Registrant and Joel Sterns dated June 11, 1993. (6)
         10.86    Interim Agreement by and between the Board of commissioners of the Port of New Orleans and Crescent
                  City Capital Development corporation dated June 29, 1993. (6)
         10.92    Common Stock  Purchase  Warrant by and between the Registrant and First National Bank of Commerce dated September 1, 1993. (6)
         10.93    Berth Infrastructure Reimbursement Agreement by and between Crescent City Capital Development corporation and the Board of Commissioners of the Port of New Orleans dated September 1, 1993. (6)


         10.94    Engagement Letter by and between the Registrant and Stephen Edwards, Esq. dated July 20, 1993.
         10.95    Common Stock Purchase  Warrant by and between the  Registrant and Ladenburg,  Thalmann & Co. Inc.
                  dated July 22, 1993. (6)
         10.96    Common  Stock  Purchase  Warrant by and  between  the  Registrant  and Ronnie Wohl dated July 22,
                  1993. (6)
         10.97    Common Stock  Purchase  Warrant by and between the  Registrant  and Ronald J. Crammer  dated July
                  22, 1993. (6)
         10.98    Common Stock  Purchase  Warrant by and between the  Registrant and Peter M. Graham dated July 22,
                  1993. (6)
         10.99    Common Stock  Purchase  Warrant by and between the  Registrant and Jay R. Petschek dated July 22,
                  1993. (6)
         10.10    Common Stock  Purchase  Warrant by and between the  Registrant and Brian M. Gonick dated July 22,
                  1993. (6)
         10.101   Common  Stock  Purchase  Arrant by and between the  Registrant  and Thomas M. Ryan dated July 22,
                  1993. (6)
         10.109   Letter  Agreement  dated  December  2, 1993 by and among the  Registrant,  Hospitality  Franchise
                  Systems, Inc., I.G. Davis, Jr. and John E. Dell. (7)
         10.110   Amended and Restated  Agreement  dated January 13, 1994, by and between the Registrant and Bender
                  Shipyard, Inc. (8)
         10.111   Purchase Agreement dated January 20, 1994, by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted). (10)
         10.112   Amendment to Purchase Agreement dated February 3, 1994, by and among the Registrant and the persons who are signatories thereto (without exhibits and schedules) (multiple conformed signatures omitted).
                  (10)
         10.113   Purchase  Agreement  dated  January  20,  1994,  by and between the  Registrant  and  Hospitality
                  Franchise Systems, Inc. (without exhibits and schedules). (10)
         10.114   Amendment  to  Purchase  Agreement  dated  February  17,  1994,  by  and  among  the  Registrant,
                  Hospitality Franchise Systems, Inc. and Samuel Levine (without exhibits and schedules). (10)
         10.115   Purchase  Agreement dated January 20, 1994, by and between the Registrant and MJM Partners,  L.P.
                  (without exhibits and schedules). (10)
         10.116   Purchase Agreement dated January 20, 1994, by and between the Registrant and MJM International Limited
                  (without exhibits and schedules). (10)
         10.117   Purchase  Agreement  dated March 1, 1994, by and between the  Registrant  and MJM Partners,  L.P.
                  (without exhibits and schedules). (10)
         10.118   Purchase Agreement dated March 1, 1994, by and between the
                  Registrant and MJM International Limited (without exhibits and schedules). (10)
         10.119   Cash Collateral and Disbursement Agreement dated February 17, 1994, by and among the Registrant,
                  Crescent City Capital Development Corp., British American Bingo, Inc., First Trust National
                  Association and First National Bank of commerce (without exhibits and schedules). (10)
         10.120   Marketing  Services  Agreement  dated  February 17, 1994, by and between the  Registrant  and HFS
                  Gaming Corp. (without exhibits and schedules). (10)
         10.122   Amendment to Option Letter of Intent dated December 15, 1993, by and between the Registrant and
                  Republic Corporate Services, Inc. (11)
         10.123   Agreement of Purchase and Sale dated April 26, 1994,  by and among New Orleans 2000  Partnership,
                  Crescent City Capital Development Corp. and Grand Palais Riverboat, Inc. (11)
         10.125   Loan and Security  Agreement  dated February 17, 1994, by and between the Registrant and Republic
                  Corporate Services, Inc. (11)
         10.126   $5,000,000  Note dated February 17, 1994 from Republic  corporate  Services,  Inc. to Registrant.
                  (11)
         10.127   Letter  Agreement  dated May 4, 1994,  by and  between  the  Registrant  and  Republic  Corporate
                  Services, Inc. (11)
         10.128   $19,000,000 Note from the Registrant to Republic Corporate Services, Inc. (11)

         10.130   First  Amendment  dated June 24, 1994, to the Cash  Collateral and  Disbursement  Agreement dated
                  February  17,  1994,  by and among the  Registrant,  Crescent  City  Capital  Development  Corp.,
                  Capital Gaming International  Casino Management Division,  Inc. (formerly British American Bingo,
                  Inc.), First Trust National Association and First National Bank of Commerce. (12)
         10.131   Agreement to Purchase and Sell dated June 30, 1994,  by and between  River City Joint Venture and
                  The Alabama Great Southern Railroad. (12)
         10.132   Term Note by River City Joint Venture to New Orleans 2000 Partnership dated July 13, 1994. (13)
         10.133   Assignment of Agreement and Sale dated July 13, 1994. (13)
         10.134   Mortgage  and  Assignment  of Leases and  Rentals  by River  City  Joint  Venture in favor of New
                  Orleans 2000 Partnership dated July 13, 1994. (13)
         10.135   Amended and Restated  partnership  Agreement  between Grand Palais  Riverboat,  Inc. and Crescent
                  City Capital Development Corp. dated July 7, 1994. (13)
         10.136   First Amendment dated June 1, 1994, to the Marketing Services Agreement dated February 17, 1994, by and between the Registrant and HFS Gaming Corp. (14)
         10.137   Amendment effective as of October 1, 1994, to the Executive Employment Agreement effective asof
                  October 17, 1993, by and between the Registrant and Clinton L. Pagano. (16)
         10.139   Stock Option Agreement dated June 2, 1994, by and between Registrant and William S. Papazian.
         10.143   Stock Option Agreement dated August 24, 1994, by and between Registrant and James F. Ahearn.
         10.144   Letter  Amendment  to  Warrant  Agreements  by and  between  Registrant,  Ladenberg,  Thalmann  &
                  Company, Inc., and certain affiliates, dated October 11, 1994 (without exhibits). (16)
         10.145   Construction  Agreement by and between  Crescent  City Capital  Development  Corp.,  Grand Palais
                  Riverboat,  Inc., and Grimaldi  Construction,  Inc.,  dated October 25, 1994 (without  exhibits).
                  (17)
         10.146   Stock Purchase Agreement by and between Registrant, Fidelity Galileo Fund, L.P., and Fidelity
                  Copernicus Fund, L.P., dated as of March 30, 1995. (18)
         10.147   Registration  Rights  Agreement by and between  Registrant,  Fidelity  Galileo  Fund,  L.P.,  and
                  Fidelity Copernicus Fund, L.P. dated as of March 30 1995. (18)
         10.148   Riverboat Casino Operating  Agreement by and between Crescent City Capital  Development Corp. and
                  River Marine Services, Inc., dated as of January 13, 1995. (18)
         10.152   Promissory Note dated March 27, 1995,  between Crescent City Capital  Development Corp. and First
                  National Bank of Commerce. (18)
         10.153   Commercial  Guaranty  dated  March  27,  1995,  between  Registrant  and First  National  Bank of
                  Commerce. (18)
         10.154   Credit Agreement dated March 10, 1995, by and among River City Joint Venture, Crescent City Capital
                  Development Corp., Grand Palais Riverboat, Inc., and First National Bank of Commerce. (18)
         10.155   Promissory  Note dated March 10, 1995,  between River City Joint Venture and First  National Bank of Commerce. (18)
         10.156   Mortgage dated March 9, 1995, between River City Joint Venture and First National Bank of Commerce,
                  relating to certain property owned by the River City Joint Venture (the "Orange Street Parcels"). (18)
         10.157   Mortgage dated March 9, 1995, between River City Joint Venture and First National Bank of Commerce,
                  relating to certain Property owned by the River City Joint Venture (the "Cusimano Parcels"). (18)
         10.162   Employment Agreement dated May 30, 1995, by and between the Registrant and Edward Tracy. (19)
         10.163   Employment Agreement dated May 30, 1995, by and between the Registrant and I.G. Davis, Jr. (19)
         10.167   Buy-Out  Agreement dated September 1, 1995, by and among Registrant,  Capital Gaming  Management,
                  Inc. and the Cow Creek Band of Umpqua Tribe of Indians. (19)

         10.168   Amendments  to the January 13, 1994,  Amended and Restated  Riverboat  Construction  Agreement by
                  and between the Registrant,  Crescent City Capital  Development  Corp. and Bender Shipyard,  Inc.
                  dated October 19, 1994, February 3, 1995, and February 9, 1995. (19)
         10.169   First  Preferred  Ship  Mortgage by Crescent  City Capital  Development  Corporation  in favor of
                  First Trust National Association dated March 23, 1995. (19)
         10.170   Engagement  Agreement  between  Registrant and Donaldson,  Lufkin & Jenrette dated June 20, 1995.
                  (19)
         10.171   Employment Agreement dated May 17, 1996, by and between Registrant and William S. Papazian. (24)
         10.172   Amendment  No. 1 to  Employment  Agreement  dated May 28,  1997,  by and between  Registrant  and
                  William S. Papazian. #
         10.173   Amendment No. 1 to Employment  Agreement  dated May 28, 1997, by and between the  Registrant  and
                  Edward M. Tracy. #

                                      48


         11.0     Schedule of Computation of Earnings Per Share #
         12.0     Computation of Ratio of Earnings to Fixed Charges #
         27.      Financial Data Schedule #

--------------------------------
#        Filed herewith.

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

12 Incorporated by reference to the exhibits with the same number, filed i connection with the Registrant's Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1, File No. 33-79082, which was filed with the Securities and Exchange Commission on July 11, 1994.

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

22 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 3, 1997.

23 Incorporated by reference to exhibit 4.1, filed in connection with the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 3, 1997.

24 Incorporated by reference to the exhibit with the same number with the Registrant's Form 10-K filed with the Securities and Exchange Commission on October 15, 1996

25 Incorporated by reference to exhibit A to exhibit 4.1, filed in connection with the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 3, 1997.

26 Incorporated by reference to exhibit B to exhibit 2.1, filed in connection with the Registrant's Form 8-K filed in connection with the Securities and Exchange Commission on April 3, 1997.


(b)  Reports on Form 8-K.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 1997.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1997.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL GAMING INTERNATIONAL, INC.

Dated:  October 14, 1997           By: /s/ William S. Papazian
                                      ------------------------------------------
                                      William S. Papazian, Senior Vice President
                                      and General Counsel and Secretary
                                      (Authorized Representative)

Dated:  October 14, 1997           By: /s/ Mark Suglian
                                      ------------------------------------------
                                      Mark Suglian, Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                      CAPITAL GAMING INTERNATIONAL, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page


Consolidated Balance Sheets as of June 30, 1997 and 1996..................F-2

Consolidated Statements of Operations for the periods ended
  June 30, 1997 and May 28, 1997 and the years ended June 30,
  1996 and 1995...........................................................F-4

Consolidated Statements of Changes in Stockholders' Equity [Deficit]
  for the periods ended June 30, 1997 and May 28, 1997 and the years ended June 30, 1996 and 1995............................................F-5

Consolidated Statements of Cash Flows for the periods ended
  June 30, 1997 and May 28, 1997 and the years ended June 30,
  1996 and 1995...........................................................F-6

Notes to Consolidated Financial Statements................................F-10

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (ROUNDED)


                                    ASSETS



                                                                          Reorganized Company                 Predecessor Company
                                                                             June 30, 1997                       June 30, 1996
                                                                          -------------------                 --------------------
CURRENT ASSETS
   Cash & Cash Equivalents                                                     $ 3,923,000                       $ 2,102,000
   Restricted Funds In Escrow [Note 3]                                             926,000                           500,000
   Interest Receivable                                                              72,000                           617,000
   Native American Management Fees and Expenses Receivable                         771,000                           667,000
   Current Portion-Native American Loan Receivable                               3,943,000                         3,696,000
   Current Portion-Notes Receivable, Other                                          20,000                                --
   Notes Receivable From Officers' [Note 10]                                       250,000                                --
   Notes-Receivable [Note 1]                                                            --                        35,000,000
   Prepaid Expenses and Other Current Assets                                       658,000                           206,000
                                                                               -----------                       -----------
TOTAL CURRENT ASSETS                                                            10,563,000                        42,788,000
                                                                               -----------                       -----------
FURNITURE, FIXTURES AND EQUIPMENT, net [Note 8]                                     15,000                           127,000
EXCESS REORGANIZATION VALUE [Notes 1 & 5]                                        9,075,000                                --
OTHER ASSETS
   Native American Loans Receivable [Note 7]                                     3,688,000                         7,630,000
   Investment In Native American Management
     Agreements, net [Note 9]                                                    1,937,000                         2,677,000
   Notes Receivable, Other                                                          80,000                                --
   Deferred Financing Costs (net of accumulated amortization
     of $3,304,000)                                                                     --                         6,213,000
   Goodwill (net of accumulated amortization of $111,000)                               --                           425,000
   Deposits and Other Assets                                                            --                           188,000
                                                                               -----------                       -----------
TOTAL OTHER ASSETS                                                               5,705,000                        17,133,000
                                                                               -----------                       -----------
TOTAL ASSETS                                                                   $25,358,000                       $60,048,000
                                                                               ===========                       ===========

a) Due to the reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (Period starting May 29, 1997) are not comparable to those of the predecessor Company. See Notes to the Financial Statements for additional information.


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                                   (ROUNDED)

                                  LIABILITIES

                                                                          Reorganized Company                 Predecessor Company
                                                                             June 30, 1997                       June 30, 1996
                                                                           ------------------                  ------------------
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                        $ 3,055,000                     $  11,860,000
   Accrued Interest                                                                 251,000                        23,277,000
   Equipment Notes Payable                                                               --                         1,290,000
   Bank Line of Credit                                                                   --                         2,000,000
   Bondholder Consent Fee Note                                                           --                         1,350,000
   11.5% Senior Secured Notes Payable - net of $8,000,000 face
     Treasry Bonds and unamortized Original Issue Discount of $0 and                     --                       124,020,000
     $2,979,000
   Funds Held by Trustee for Senior Secured Noteholders                                  --                       (22,489,000)
   11.5% Term Note Payable                                                               --                        19,000,000
                                                                                -----------                       -----------
TOTAL CURRENT LIABILITIES                                                         3,306,000                       160,308,000
LONG-TERM DEBT
   12.0% Senior Secured Notes Payable [Notes 11 & 18]                            23,100,000                                --
                                                                                -----------                       -----------

TOTAL LIABILITIES                                                                26,406,000                       160,308,000
COMMITMENTS & CONTINGENCIES                                                               --                               --
STOCKHOLDERS' EQUITY
   Preferred Stock, No Par Value, Authorized 5,000,000 Shares; None
     Issued at June 30, 1996, Canceled on May 28, 1997                                   --                                --
   Common Stock, No Par Value, Authorized 75,000,000 Shares; Issued
     and Outstanding 19,329,574 Shares at June 30, 1996, Canceled on
     May 28, 1997                                                                        --                        37,617,000
   Common Stock, No Par Value, Authorized 3,200,000 Shares; Issued
     and Outstanding 1,866,667 Shares [Note 12]                                     400,000
   Additional Paid In Capital                                                            --                         7,877,000
   Retained Earnings [Deficit] (Since May 29, 1997, date of reorganization,
     total deficit eliminated was $145,754,000)                                  (1,448,000)                     (145,754,000)
                                                                                -----------                       -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (1,048,000)                     (100,260,000)
                                                                                -----------                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $25,358,000                       $60,048,000
                                                                                ===========                       ===========


a) Due to the reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (Period starting May 29, 1997) are not comparable to those of the predecessor Company. See Notes to the Financial Statements for additional information.


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (ROUNDED EXCEPT NUMBER OF SHARES
                             AND PER SHARE DATA)

                                                        Reorganized
                                                          Company                      Predecessor Company
                                                       -------------     -------------------------------------------------
                                                        May 29, 1997      July 1 1996
                                                          through           through             Year Ended June 30,
                                                       June 30, 1997     May 28, 1997           1996           1995
                                                       -------------     ------------           ----           -----
REVENUES:
  Native American Casino Management Fees [Note 4]        $  753,000        $ 7,447,000    $  7,663,000      $  6,441,000
  Riverboat Gaming Revenues                                      --                 --              --         4,196,000
                                                         ----------        -----------    ------------      ------------
Total Revenues                                              753,000          7,447,000       7,663,000        10,637,000
COSTS AND EXPENSES:
  Salaries Wages and Related Costs                          288,000          1,818,000       2,862,000         4,565,000
  Gaming Development Costs                                       --                 --           8,000         1,455,000
  Native American Gaming Development Costs                  532,000          1,910,000       1,899,000         2,146,000
  Professional Fees                                         129,000          1,387,000       1,795,000         6,245,000
  General & Administrative                                  470,000          1,388,000       2,034,000         3,654,000
  Write-off of Native American Assets                            --                 --              --         1,018,000
  Depreciation and Amortization                             259,000            735,000         940,000           398,000
  Costs of Operations of Riverboat Gaming Facility               --                 --       4,903,000        23,150,000
  Costs of Disposal of Riverboat Gaming Assets [Note 1]          --                 --              --        69,277,000
                                                         ----------        -----------    ------------      ------------
Total Costs and Expenses                                  1,678,000          7,238,000      14,441,000       111,908,000
                                                         ----------        -----------    ------------      ------------
[Loss] Income From Operations                              (925,000)           209,000      (6,778,000)     (101,271,000)
                                                         ----------        -----------    ------------      ------------

REORGANIZATION ITEMS:
Debt Restructuring Fees and Expenses                        340,000          1,716,000         600,000                --
Debt Restructuring Fees Paid To Management                       --          1,463,000              --                --
                                                         ----------        -----------    ------------      ------------
         Total Reorganization Items                         340,000          3,179,000         600,000                --
                                                         ----------        -----------    ------------      ------------
Other Income [Expense]:
  Interest Income                                            83,000            905,000       1,959,000         2,620,000
  Interest Expense, Net of Capitalized Interest            (251,000)        (7,842,000)    (19,062,000)      (18,225,000)
  Gain on Sale of Development Agreement                          --                 --         221,000                --
  Sale of Management Contract                                    --                 --       3,000,000                --
  Gain on Disposal of Riverboat Gaming Assets[Note1]             --            364,000      17,542,000                --
                                                         ----------        -----------    ------------      ------------
Total Other Income [Expense], net                          (168,000)        (6,573,000)      3,660,000       (15,605,000)
                                                         ----------        -----------    ------------      ------------
[Loss] Before Income Tax                                 (1,433,000)        (9,543,000)     (3,718,000)     (116,876,000)
Provision For Income Tax [Expense] Benefit [Note 6]         (15,000)          (123,000)       (321,000)               --
                                                         ----------        -----------    ------------      ------------
  [Loss] Before Extraordinary Item                       (1,448,000)        (9,666,000)     (4,039,000)     (116,876,000)
  Extraordinary Item - Loss on Early Extinguishment
    of Debt [Notes 1,2 & 19]                                     --         (1,998,000)             --          (833,000)
  Extraordinary Item - Gain From
    Reorganization Items [Notes 1,2 & 19]                        --        157,418,000              --                --
                                                         ----------        -----------    ------------      ------------
Net [Loss] Income                                      $ (1,448,000)     $ 145,754,000     $(4,039,000)   $ (117,709,000)
                                                       =============     =============    ============    ==============
Net [Loss] Per Share (b)                               $      (0.78)               N/A             N/A               N/A
                                                       =============     =============    ============    ==============
Weighted Average Common And Equivalent
  Shares Outstanding                                      1,866,667                N/A             N/A               N/A
                                                       ============      =============   =============    ==============

a) Due to the reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (Period starting May 29, 1997) are not comparable to those of the predecessor Company. See Notes to the Financial Statements for additional information.
b) The weighted average number of common shares outstanding and net income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods and irrelevant.

             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]

                       (ROUNDED EXCEPT NUMBER OF SHARES)




                                                             Common Stock                       Additional           Accumulated
                                                             ------------                       ----------           -----------
                                                       Shares                Amount               Capital              Deficit
                                                       ------                ------               -------              -------
Balance - June 30, 1994                              16,519,373           $26,108,000            $ 7,877,000       $ (24,006,000)
    Exercise of Common Stock Options                     60,000                80,000                     --
    Issuance of Common Stock                            750,000             3,188,000                     --
    Issuance of Common Stock in
      Exchange for Debt                               2,000,201             8,241,000                     --

    Net Loss Year Ended June 30, 1995                                              --                     --        (117,709,000)
                                                    -----------          ------------            -----------       -------------

Balance - June 30, 1995                              19,329,574            37,617,000              7,877,000        (141,715,000)
    Net Loss Year Ended June 30, 1996                                                                                 (4,039,000)
                                                    -----------          ------------            -----------       -------------
Balance - June 30, 1996                              19,329,574            37,617,000              7,877,000        (145,754,000)
    Cancellation of Predecessor Company
    Common Stock and Elimination Of
       Deficit (Pursuant to Fresh Start
         Reporting) [Notes 1 & 2]                   (19,329,574)          (37,617,000)            (7,877,000)        145,754,000
                                                    -----------          ------------            -----------       -------------
Balance - May 28, 1997                                       --                    --                     --                  --
    Issuance of New Common Stock (Pursuant to
      Fresh Start Reporting)                          1,800,000               387,000                     --                  --
    Stock Grants to Officers and Directors               66,667                13,000                     --                  --
    Net Loss May 29 through June 30, 1997                    --                    --                     --          (1,448,000)
                                                    -----------          ------------            -----------        ------------
Balance - June 30, 1997                               1,866,667          $    400,000            $        --        $ (1,448,000)
                                                    ===========          ============            ===========        ============


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)

                                                      Reorganized
                                                        Company                     Predecessor Company
                                                    ---------------     -------------------------------------------
                                                      May 29, 1997       July 1 1996
                                                        through            through              Year Ended June 30,
                                                     June 30, 1997      May 28, 1997            1996           1995
                                                     -------------      ------------            ----           ----

OPERATING ACTIVITIES
  Net [Loss] Income                                 $ (1,448,000)      $  145,754,000     $ (4,039,000)    $  (117,709,000)
                                                    ------------       --------------     ------------     ---------------
    Adjustments to Reconcile Net [Loss] Income to
      Net Cash Provided by Operations:
     Depreciation and Amortization                       259,000              735,000          940,000             398,000
     Loss on Sale of Assets                                  --                   --             1,000
     [Gain] on  Sale of Development Agreement                                                 (221,000)
     Loss on Early Extinguishment of Debt                    --             1,998,000                              833,000
     Write-off of Native American Assets                                                                         1,018,000
     Extraordinary Gain From Reorganization                  --          (157,418,000)                                  --
     Restructuring Fee Paid To Management                    --               550,000                                   --
     Amortization of Deferred Financing Cost                                  552,000        1,431,000
     Amortization of Original Issue Discount                 --               261,000          643,000                  --
     Abondonment of Capital Asset                        75,000                   --                                    --
  Equity in (Gain) Lossses of Unconsolidated
   Affiliate                                                 --                   --         1,262,000          48,389,000
  Reserve For Port of New Orleans Assets                                                                         7,052,000
  Write-off of Impaired Gaming Assets                                                                           23,725,000
  Depreciation and Amortization                                                                                  2,807,000
  Adjustments to Basis of Disposed Assets                                                   (5,981,000)                 --
  [Gain] on Sale of Riverboat Gaming Operations                             (364,000)      (17,543,000)                 --
  Proceeds from Sale of Riverboat Gaming
    Operations                                                                              15,000,000                  --
  Cash Disbursed to Liquidating Trust                                                       (4,741,000)                 --
  Repayment of Debtor in Possession Financing                                               (3,009,000)                 --
  Accrued Expenses Due To Liquidating Trust                                                  7,000,000                  --
  Accrued Expenses on Sale of Riverboat Gaming
    Operations                                                                                 500,000                  --
(Increase) decrease in:
  Restricted Funds                                       (2,000)             (11,000)              --                   --
  Management Fees and Expenses Receivable                42,000             (146,000)       1,329,000           (1,631,000)
  Interest Receivable                                     6,000              539,000          (29,000)            (151,000)
  Other assets [Including Income Taxes Receivable]      (41,000)            (512,000)         (53,000)             248,000
  Officer Loans                                              -0-            (250,000)              --                   --
  Accounts Payable and accrued expenses               1,199,000              821,000        1,497,000           12,408,000
  Accrued Interest                                      251,000            6,979,000       16,795,000              332,000
                                                     ----------         ------------      -----------          -----------
  Total Adjustments                                   1,789,000         (146,266,000)      14,821,000           97,543,000
                                                     ----------         ------------      -----------          -----------
Total From Operating                                    341,000             (512,000)      10,782,000          (20,166,000)
                                                     ----------         ------------      -----------          -----------

             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (ROUNDED)

                                              Reorganized
                                                Company                        Predecessor Company
                                           ------------------ -------------------------------------------------------
                                             May 29, 1997       July 1, 1996
                                                through           through               Year Ended June 30,
                                             June 30, 1997      May 28, 1997          1996               1995
                                             -------------      ------------          ----               ----

INVESTING ACTIVITIES                               -                   -
Repayment of Native American
  Loans/Advances                                332,000           3,363,000         12,097,000          1,420,000
Proceeds From Sale of Assets                                           -               293,000            113,000
Investment in Property and Equipment                                   -                 -            (35,084,000)
Berth Infrastructure Reimbursements                                    -                 -                500,000
Advances to Affiliates                                                 -              (335,000)       (37,591,000)
Net Transfers (To) From Restricted Cashj           -               (413,000)         4,064,000         89,399,000
Investments in Management Agreements                                   -              (243,000)        (3,037,000)
Loans To Tribes                                                        -            (1,069,000)       (17,262,000)
Cash Held in Escrow                                                    -              (500,000)
                                          ------------------------------------------------------------------------

Total From Investing                            332,000           2,950,000         14,307,000         (1,542,000)
                                          ------------------------------------------------------------------------

             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (ROUNDED)



                                              Reorganized
                                                Company                         Predecessor Company
                                           ------------------  -------------------------------------------------------
                                             May 29, 1997       July 1, 1996
                                                through           through               Year Ended June 30,
                                             June 30, 1997      May 28, 1997          1996               1995
                                             -------------      ------------          ----               ----

FINANCING ACTIVITIES                               -                   -
   Proceeds From Issuance of Notes                 -                   -                              2,000,000
   Reduction in Equipment Notes                    -             (1,290,000)      (1,686,000)        (2,380,000)
   Proceeds From Exercise of Warrants              -                   -                                 80,000
   and Options
   Proceeds From Common Stock Issuance             -                   -                              3,188,000
   Payments to Trustee for Senior Secured
   Noteholders                                                                   (22,489,000)
                                             ----------------------------------------------------------------------------
   Total From Financing                            -             (1,290,000)     (24,175,000)         4,888,000
                                             ----------------------------------------------------------------------------
                                                   -                   -
                                                   -                   -
Net Increase                                     673,000          1,148,000          914,000        (16,820,000)

Cash and Cash Equivalents -
Beginning of Periods                           3,250,000          2,102,000        1,188,000         18,008,000
                                             ----------------------------------------------------------------------------
Cash and Cash Equivalents -
End of Periods                               $ 3,923,000      $   3,250,000    $   2,102,000     $    1,188,000
                                             =============================================================================
Supplemental Disclosures of Cash Flow
Information:
   Cash Paid During The Periods For:
    Interest (Net of Amoutns Capitalized)    $    50,000      $   2,510,000    $  17,252,000     $    4,323,000
    Income Taxes                             $    -           $     321,000    $      -                   -




             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Disclosures of Non-Cash Investing and Financing Activities:

         The Company capitalized interest of $1,473,522 during the year ended June 30, 1995 related to the construction of the riverboat.

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

         In May 1996, the Company sold all the outstanding common stock of its wholly owned subsidiary, CCCD for $50,000,000, plus assumptions of equipment liabilities of $6,500,000. The Company received cash of $15,000,000, a note for $35,000,000 and Casino Magic assumed equipment Notes of $6,500,000.

         In May 1996, the Company, as guarantor, assumed the liability from CCCD of the bank note payable of $2,000,000 to FNBC.

         On July 29, 1996, the Indenture Trustee for the Company's Senior Secured Noteholders distributed an aggregate of $49,986,000 in cash and Purchaser's Notes to the Senior Secured Noteholders on account of principal and accrued interest ("Noteholder Distribution"). The Noteholder Distribution included $28,000,000 in Purchaser's Notes, as well as cash from the sale of CCCD and CMC, proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract, $3,200,000 in unused restricted cash and other sources. Subsequently, in August 1996 the Purchaser's Notes were redeemed by CMC at 100% of the principal amount plus accrued interest. The remainder of $413,000 was held in a cash escrow account by the trustee of the Company's Senior Secured Noteholders.

                      CAPITAL GAMING INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION AND REORGANIZATION UNDER CHAPTER 11

         The Company

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett Casino project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company. The Company is also active in seeking new opportunities in Native American Gaming and secondary gaming market jurisdictions.

         In order to enter the Native American, riverboat, dockside casino or any other aspect of the gaming industry, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent under Federal, Tribal and (in some cases) state law with respect to Native American gaming. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose delays in licensure, restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. In addition, gaming on Native American lands is extensively regulated, and the terms and conditions of management contracts must be approved by the Tribes and certain regulatory entities. Changes in the interests of principals must be approved, and the Company and certain of its principals must be licensed, by Tribal and in some cases, state authorities. There can be no assurance that the Company or any of its key personnel will obtain the requisite licenses and approvals of the various state and Tribal gaming commissions and the National Indian Gaming Commission ("NIGC") in a timely fashion, if at all.

         The Company must also obtain liquor licenses from state regulatory agencies for each of its proposed operations. Rules and regulations in this regard are strict and the loss of such licenses is possible for regulatory violations. The loss or suspension of a liquor license could significantly impact a licensee's operations. Local building, health and fire codes and similar regulations could also impact the Company's operations. Violations of any such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the Company.

         The Company's CGMI subsidiary currently manages and operates three Native American gaming facilities, which CGMI has developed or expanded into Class III gaming facilities.

                  o Muckelshoot Tribe - Auburn, Washington (Class III facility became operational in April 1995)

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

         Disposal of Riverboat Gaming Operation

        The Company previously had an interest in Crescent City Capital Development Corp. ("CCCD"), a wholly-owned subsidiary which had a 50% interest in a riverboat joint venture gaming facility in New Orleans, Louisiana (the "River City Joint Venture"). Due primarily to unforeseen failure of projected market conditions which have been widely reported to have severely and negatively impacted the entire New Orleans river boat and land-based gaming industry, the Company terminated CCCD's operations in June 1995 and the River City Joint Venture was terminated in July 1995. On July 28, 1995, CCCD consented to the entry of an order for relief under Chapter 11 of the U.S. Bankruptcy Code and on May 13, 1996, the Company sold the assets and its remaining interest in CCCD for an aggregate consideration of $50,000,000 in cash and notes and assumption of up to $6,500,000 in certain equipment liabilities. These notes were redeemed by the purchaser at par in August 1996.

         Reorganization

         On December 23, 1996 (the "Petition Date"), Capital Gaming International, Inc., apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Camden, New Jersey (the "Court"). The petition did not involve the Company's wholly-owned subsidiaries. The Company operated as a debtor-in-possession until March 19, 1997 when its Plan (as defined below) was confirmed by the Court. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court.

         Subject to certain exceptions under the Code, the Company's Reorganization Proceedings automatically enjoined the continuation of any judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of or control over property of the Company or to create, perfect or enforce any lien against the property of the Company were also enjoined. As a result, the creditors of the Company were precluded from collecting pre-petition debts without the approval of the Court.

         On the Petition Date, the Company filed a pre-negotiated Plan of Reorganization (together with all subsequent amendments and modifications, the "Plan") and an accompanying disclosure statement together with all subsequent amendments and modifications, (the "Disclosure Statement"). The Disclosure Statement was approved by the Court on February 6, 1997.

         On March 19, 1997, the Court conducted a hearing regarding confirmation of the Plan and entered an order confirming the Plan submitted by the Company as modified by the order. As contemplated by the Plan, on May 28, 1997 (the "Effective Date") the Company emerged from Chapter 11 and consummated the Plan.

         Plan of Reorganization

         The Plan provided for the continuation of Capital Gaming
International, Inc. operations. Under the Plan, the old common stock interests in Capital Gaming International, Inc. were canceled and the Company, as reorganized, issued new common stock (the "New Common Stock").

         The Plan provides generally that creditors of the Company will receive distributions as follows: (1) holders of Old Secured Notes received in the aggregate (A) on account of their Allowed Secured Claims, their Pro Rata Share of the New Secured Notes having a principal face amount of $21,450,000 and 1,225,000 shares of the New Common Stock of the Company; and (B) on account of their unsecured Deficiency Claims totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims (see subparagraph (iii) below); (ii) holders of Secured Claims that are not Claims arising out of Old Secured Notes receive, at the option of the Company: (X) such treatment as will leave such holders unimpaired; (Y) payment in full, in Cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of (A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions recovered pursuant to Section 9.4 of the Plan; and $1,100,000 in New Secured Notes. With respect to Class 4 Claims, the indenture Trustee could receive no more than 375,000 shares of New Common Stock and $550,000 in New Secured Notes on account of its allowed Class 4 Claim, and any share the Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of 375,000 shares and any

New Secured Notes the Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Secured Notes is required to be distributed pro rata to all other holders of Allowed Class 4 Claims.

         Holders of Old Common Stock of the Company received their pro rata share of 50,000 shares of New Common Stock of the Company. Existing warrants, options and other rights to acquire Old Common Stock of the Company (collectively, the "Old Options") were canceled and holders of such rights received no distributions of property on account thereof.

         The terms of the Plan provide for the discharge of all claims against the Company and/or release of liability only of the Company, its wholly-owned subsidiaries and their respective present and former directors, officers, and employees, the Indenture Trustee and the Noteholders, Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan is the release by the Indenture Trustee and each of the Noteholders of all their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided under the Plan.

         Management Agreements

         The Plan also calls for the continued employment of the Company's key management under their existing employment contracts, as modified.

         Liabilities Subject to Compromise

         Prior to the Effective Date, the Company incurred certain secured and unsecured claims prior to the filing of the Company's Chapter 11 case on the Petition Date. Additional claims arose subsequent to the Petition Date resulting from the rejection of certain executory contracts and from the allowance by the court of contingent and/or disputed claims. Creditors and other parties in interest filed claims with the Court which were in excess of the amounts recorded in the Company's records. These differences were related to errors, duplicative claims and overstatement of claims.

         Liabilities subject to compromise consisted of the following immediately preceding the Effective Date:

Senior Secured Notes                                   $      102,971,000
Consent Fee, Payable to Noteholders                             1,350,000
Guarantee of Notes Payable to Banks                             2,141,000
Notes Payable to Republic Corporate Services                   22,630,000
Trade Payables and Accrued Expenses                             3,297,000
                                                       ------------------
                                                       $      132,389,000

         Fresh Start Reporting

         In accordance with AICPA Statement of Position 90-7 Financial reporting by Entities in reorganization Under the Bankruptcy Code (SOP 90-7), the Company was required to adopt fresh-start accounting on the Effective Date. The effect of the adoption of fresh-start reporting is reflected in the June 30, 1997 Consolidated Balance Sheet. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. In order to accomplish this, the Company provided its financial advisors with cash flow projections for the post-reorganization operation of the Company's business under different scenarios. The scenarios, which ranged from three to eight years of post-reorganization operation, included assumptions related to the completion of the Narragansett project and the attraction of new management agreements. Due to the uncertainty surrounding the Narragansett project and the ability of the Company to attract and enter into new management agreements, there were significant differences in the cash flow projections under the various scenarios. Based upon their knowledge and experience in the gaming industry generally, and their familiarity with the Company's business and description of its contracts, the financial advisors applied appropriate probability factors to each of the scenarios, which reflected, among other things, the inherent risks in realizing the assumptions underlying each of the scenarios. The result of applying the factors to each of the scenarios produced a probability weighted cash flow projection for the Company as a whole. Due to the Company's expected NOL carryforwards, no consideration was given to the effect of federal income taxes. Further, as the Company has no significant tangible fixed assets, no consideration was given to the terminal value of the Company. A discount rate of 12% was the applied to the combined cash flow projections to determine their present value. This resulted in as estimated fair value of the Reorganized Company of approximately $23,500,000, which was approved by the Bankruptcy Court during its confirmation hearings. The excess of the reorganization value over the fair market value of the net assets, totaling about $9,339,000, is reported as excess reorganization value in the accompanying consolidated balance sheet and will be amortized over a period of four years.

         The Adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the June 30, 1997 Consolidated Financial Statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to May 28, 1997. As a result of adopting fresh-start reporting the reorganized Company's consolidated financial statements are not comparable with those prepared before the Effective Date.

                  The effect of the Plan of Reorganization on the Balance Sheet as of May 28, 1997, is as follows:




                                     Prereorganized       Debt Discharge       Exchange of                          Reorganized
                                      Balance Sheet                               Stock           Fresh Start      Balance Sheet
Assets
------
                                                                                                                    <C.
Current Assets
  Cash and Cash Equivalents               $3,250,000      $           0    $             0        $         0       $3,250,000
  Restricted Funds in Escrow                 924,000                  0                  0                  0          924,000
  Interest Receivable                         78,000                  0                  0                  0           78,000
  Native American Management Fees
   and Expenses Receivable                   813,000                  0                  0                  0          813,000
  Current Portion-Native American
   & Other Loans Receivable                3,931,000                  0                  0                  0        3,931,000
  Notes Receivable From Officers'            250,000                  0                  0                  0          250,000
  Prepaid Expenses and Other Current
   Assets                                    638,000                  0                  0                  0          638,000
Property and Equipment                        93,000                  0                  0                  0           93,000
Excess Reorganization Value                        0                  0                  0          9,339,000        9,339,000
Other Assets                                       0                  0                  0                  0                0
  Native American Loans Receivable         4,032,000                  0                  0                  0        4,032,000
  Investments in Native American
   Management Agreement                    2,002,000                  0                  0                  0        2,002,000
Notes Receivable, Other                       80,000                  0                  0                  0           80,000
Deferred Financing Costs                   4,311,000                  0                  0         (4,311,000)               0
Goodwill                                     405,000                  0                  0           (405,000)               0
Deposits and Other Assets                          0                  0                  0                  0                0
                                     ---------------------------------------------------------------------------------------------
                  TOTAL ASSETS           $20,807,000      $           0    $             0         $4,623,000      $25,430,000
                                     =============================================================================================
  Liabilities and Shareholders'
  -----------------------------
  Deficit
  -------
Current Liabilities
Accounts Payable and Accrued Expenses     $1,930,000      $           0    $             0        $         0       $1,930,000
Accrued Interest on Secured Notes                  0                  0                  0                  0                0
12.0% Senior Secured Notes Payable                 0         23,100,000                  0                          23,100,000
Liabilities Subject to Compromise        132,389,000       (132,389,000)                 0                                   0
Common Stock                              37,617,000                  0        (37,617,000)           400,000          400,000
Additional Paid In Capital                 7,877,000                  0         (7,877,000)                 0                0
Retained Earnings (Deficit)             (159,006,000)          (550,000)        45,494,000          4,223,000                0
                                                   0        132,389,000                  0                  0                0
                                                   0        (22,550,000)                 0                  0                0
                                     ---------------------------------------------------------------------------------------------
TOTAL LIABILITIES & EQUITY               $20,807,000      $           0    $             0         $4,623,000      $25,430,000
                                     =============================================================================================


 (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements of the Reorganized Company (Period beginning May 29, 1997) and the Predecessor Company (Periods prior to May 29, 1997) include the accounts of Capital Gaming International, Inc. and its wholly owned subsidiaries Capital Gaming Management Inc. (CGMI) and Capital Development Gaming Corp. (CDGC). Periods prior to July 1, 1996 also include a former subsidiary, Cresent City Development Corp. (CCCD). Intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents

         Cash and cash equivalents includes cash in banks and overnight investments. The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

         Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are stated at cost, depreciation and amortization are computed using the straight-line method over the estimated useful life - primarily 4 to 8 years.

         Revenue Recognition

         The revenues recognized in these financial statements from Native American Casino Management Fees are those of CGMI and represent management fees derived primarily from Class III (gaming) facilities. Management fees are recognized as revenue when earned based upon earnings sharing arrangements detailed in the respective management contracts with the Native American Tribes.

         Excess Reorganization Value

         Excess Reorganization Value is amortized on a straight line basis over four years. Management continually evaluates subsequent events and circumstances in order to determine whether the recorded balance has been impaired. If impairment is deemed to exist, the excess reorganization value will be written down to fair value of projected discounted cash flows from related operations. As of June 30, 1997, management expects the assets to be fully recoverable.

         Income Taxes

         The Company accounts for taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards and of deferred tax liabilities for taxable temporary differences. Measurement of the current deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and impairment of assets recognized in different periods for financial reporting and tax purposes.

         Net (Loss) Per Share of Common Stock

         Net (loss) per share of common stock for the reorganized company is computed on the basis of the weighted shares of common stock outstanding. As promulgated by SOP 90-7, the Company is required to adopt SFAS 128, "Earnings per Share," issued by the Financial Accounting Standards Board, which simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Since the Company has no Common Stock equivalents, the adoption of SFAS 128 has no impact on the computation of earnings per share. The weighted average number of shares outstanding and net income per common share for the predecessor company have not been presented because, due to the reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods.

         Reorganization Items

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company, the Chapter 11 filings of both its former CCCD subsidiary and the reorganization of the parent company, and subsequent reorganization efforts.


         Use of Estimates

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

(3)      RESTRICTED FUNDS IN ESCROW

         Restricted funds in escrow consist of $500,000, plus accrued interest, with an escrow agent in New Orleans, Louisiana representing funds withheld from the sale of CCCD and $426,000 held in escrow by the Bond Indenture Trustee.

(4)      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract - Native American Casino (Rhode Island). CDGC has entered into a seven-year management and development contract with the Narragansett Tribe (as amended, the "Narragansett Contract"). The Narragansett Contract provides for CDGC to receive an annual management fee of 30% of net distributable profits (as defined therein) of the facility for the first five years and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance a construction loan to be repaid over a seven-year period. The Narragansett Contract was submitted to the NIGC for approval in June 1995. In light of certain federal legislation as well as pending litigation, no assurance can be given if, or when, such approval will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract.

         In August 1994, a Tribal-State Compact was entered into between the Narragansett Tribe and Governor Bruce Sundlun of Rhode Island. In October and November 1994, two lawsuits were filed (including one by Rhode Island Attorney General Pine referred to herein as the "Pine Case") seeking to void the Tribal/State Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State legislative approval. In 1995, Rhode Island's new governor, Governor Almond, joined in the Pine Case.

         In February 1996, the United States District Court for the District of Rhode Island held that the Tribal/State Compact was void for lack of State legislative approval. The State of Rhode Island has subsequently refused to negotiate with the Narragansett Tribe.

         The Secretary of the Interior has requested comments as to whether the Secretary of the Interior can enact Secretarial procedures to permit gaming under IGRA for the Tribes in states (such as Rhode Island) that refuse to negotiate Tribal/State Compacts in good faith. If the Secretary of the Interior concludes that he has such authority, the Company believes that the Secretary of the Interior may adopt such procedures resulting in the Secretary of the Interior adopting procedures applicable to gaming by the Narragansett

Tribe. Unless the Chafee Rider (as defined below) is overturned, however, there can be no assurance that the Secretary of the Interior will have the authority to impose a compact on the State of Rhode Island.

         In addition, in September 1996, federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility is currently planned to be built) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett Tribe by treating it differently from every other Indian Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of the ranking members of the Senate Indian Affairs Committee. Unless the Chafee Rider is overturned, the Narragansett Tribe will be precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island state law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility absent a repeal of the Chafee Rider would be to submit the issue to a statewide and, possibly, local referendum. There can be no assurance, however, that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In August 1996, the NIGC submitted comments on the Narragansett Contract. In light of the decision by the United States District Court for the District of Rhode Island invalidating the Tribal/State Compact, the NIGC had informed the Company and the Narragansett Tribe that they would only consider a contract relating solely to Class II gaming. In light of this, the Company bifurcated the Narragansett Contract and submitted it (the "Management Agreement") on June 21, 1996 for review and approval by the NIGC of only the portions relating to Class II gaming. The Company reclassified the Class III contract as a development contract until such time as a Tribal/state compact for Class III gaming was signed. As a result of the Chafee Rider, however, on December 16, 1996, the NIGC declined further review of the Management Agreement between the Narragansett Tribe and CDGC. In declining to approve the Management Agreement, the NIGC cited enactment of the Chafee Rider that removed the Narragansett Tribe's settlement lands from the application of the IGRA. The Chairman of the NIGC declined review of the Management Agreement asserting that the Naragansett Tribe had lost its rights to conduct Class II and Class III gaming as a result of the application of the Chafee Rider. An appeal from this decision was filed with the NIGC on December 20, 1996, and on June 17, 1997, the NIGC issued a final decision upholding the Chairman's decision.

         On February 19, 1997, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia, naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of such Court to the effect that, among other things, the Chafee Rider is unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, and an injunction requiring the defendants to complete the Management Agreement between the Narragansett Tribe and CDGC. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgment in the matter. A hearing was held on this action on June 7, 1997 and on August 18, 1997, the District Court for the District of Columbia granted the NIGC's motion for summary judgment. Management believes that the Narragansett Tribe will appeal this decision.

         Congressional review of the Chafee Rider was initiated on May 1, 1997, with a hearing before the Committee on Resources of the U.S. House of Representatives. The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island, who support the Chafee Rider. Following this hearing, on June 19, 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee on Resources. Joining Rep. Kennedy as original co-sponsors of H.R. 1983 were Rep. Don Young (R-AK), the Chairman of the Committee on Resources, and Rep. Dale E. Kildee (D-MI), a member of the Committee on Resources, and Co-Chairman of the Congressional Native American Caucus. H.R. 1983 has been referred to and is pending before the Committee on Resources.

         In spite of the set-back caused by the Chafee Rider, the Company intends to pursue the Narragansett development project. There can be no assurance, however, that any legislative or judicial efforts to overturn the Chafee Rider will be successful.

         The Company has continued funding the on-going development costs of the Rhode Island Development Project. None of these costs have been capitalized. Included in Native American Gaming Development Costs in the statement of operations for the Periods Ended June 30, 1997, May 28, 1997 and June 30, 1996 and 1995 are $532,000, $1,799,000, $1,899,000 and $1,927,000
respectively in costs related to the development of this management contract. Additionally, the Company has incurred additional costs for legal expenses related to this project which are included as part of professional fees. Of the cummulative investment of about $9,000,000 at June 30, 1997, about $7,432,000 is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe.

(5)      EXCESS REORGANIZATION VALUE

         Accumulated amortization of excess reorganization value was approximately $190,000 as of June 30, 1997.

(6)      INCOME TAXES




                                      Components of Income tax (expense) benefit
                                        Reorganized                          Predecessor Company
                                          Company        -------------------------------------------------------------

                                       May 29, 1997          July 1, 1996               Years ended June 30,
                                          Through              Through              -------------------------
                                       June 30, 1997         May 28, 1997           1996                 1995
                                       -------------         ------------           ----                 ----
Current:
     Federal                          $     --                 $     --           $     --             $   --
     State                             (15,000)               ($123,000)           (321,000)               --
-----------------------------------------------------------------------------------------------------------------------
Current (Expense) Benefit            ($ 15,000)               ($123,000)          ($321,000)               --


A reconciliation of Income tax (expenses) benefit at the federal statutory rate to the Company's effective Income tax (expense) benefit is as follows:


                                                                              Predecessor Company
                                    Reorganized Company      --------------------------------------------------------
                                          May 29, 1997       July 1, 1996               Years ended June 30,
                                          through               through              -------------------------
                                       June 30, 1997         May 28, 1997             1996                1995
                                       -------------         ------------             ----                ----
Federal Income Tax Benefit at
the Statutory Rate                    $488,000                $3,245,000             $5,098,000        $5,308,000

State Tax Benefit, (Expense) Net
of Federal Tax Benefit                 (15,000)                 (123,000)              (321,000)        3,180,000
(Non) Recognition of NOL
Carryforward                          (488,000)               (3,245,000)            (5,098,000)       (8,496,000)
----------------------------------------------------------------------------------------------------------------------
Current (Expense) Benefit
                                      $(15,000)                $(123,000)             ($321,000)              $ 0
======================================================================================================================

Net Operating Loss Carryforwards ("NOLs")

         The following description of the Company's net operating loss carryforwards is based upon management's analysis of the application of the relevant sections of the Tax Code to the net operating loss carryforwards of the Company. There can be no assurance that the Internal Revenue Service or the courts will agree with management's analysis. There are substantial risks associated with the Company's utilization of the NOLs.

         The term "Gross NOLs" means the local NOLs reported to the Internal Revenue Service on the federal income tax returns of the particular taxpayer, before the application of any reductions and related adjustments. Based on its federal income tax returns for the years through June 30, 1996, the Company and its subsidiaries reported cumulative Gross NOLs of approximately $107,000,000. Under Section 172(b) of the Internal Revenue Code of 1986, as amended (the "Tax Code") as in effect for those years unused. NOLs expire after fifteen taxable years from the taxable year of a loss. Because these losses were generated in 1994, 1995 and 1996, they should expire in 2009, 2010 and 2011 respectively.

         Under the Plan, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was canceled. Generally, Tax Code ss. 108 provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code ss. 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the excess amount canceled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness of the Company pursuant to the Plan.

         The term "Net NOLs" means the amount of NOLs of the particular taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Tax Code ss. 108 and Tax Code ss. 382(1)(5), assuming that Tax Code ss. 382(1)(5) applies, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384. After taking into account the reorganization of the Company pursuant to the Plan and assuming that Tax ss. 382(1)(5) applies, management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1997 are approximately $31,500,000, although no assurance can be given that the Company will be able to utilize these NOLs.

         If a corporation undergoes an "ownership change", Tax Code ss. 382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate which was 5.64% in May of 1997) of the fair market value of the corporation at the time of the ownership change (the "Section 382 Limitation"). If an ownership change under Tax Code ss. 382 is triggered, a corporation may also be restricted from utilizing certain built-in losses and built-in deductions recognized during a five-year recognition period after the ownership change. A corporation is considered to undergo "an ownership change" if, as a result of changes in the stock ownership by "5-percent shareholders" or as a result of certain reorganizations, the percentage of the corporation's stock owned by those 5-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during a prescribed prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as groups of shareholders who are not individually 5-percent shareholders.

         Although a 50% ownership charge was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Plan, an exception under Tax Code ss. 382(1)(5) is believed by management to have applied as described as follows. Tax Code ss. 382(1)(5) provides that the
Section 382 Limitation will not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case and

(2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness. Indebtedness of creditors qualifies as "old and cold" if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter 11 case, or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt. These requirements will not apply, however, and thus a less corporation generally may treat the debt as meeting the holding period requirement, unless (i) the creditor becomes a 5-percent shareholder of the loss corporation (directly or indirectly) immediately after the ownership change or (ii) such creditor's participation in the formation of the reorganization plan makes it evident to the debtor that the creditor has not owned the debt in question for the required period.

         Although the Company's management has attempted to determine the extent to which the indebtedness of creditors who received stock pursuant to the Plan qualifies as "old and cold", in certain instances there is still a lack of corroborative evidence as to the status of certain creditors, and the New Indenture trustee has apparently not yet fixed the record date for determining who is entitled to receive a distribution of the Company common stock as a result of being a holder of Old Secured Notes. Management is attempting to obtain written confirmation of the status of the creditors who are receiving Company common stock. Management has requested the New Indenture trustee to fix the record date on or before the Effective Date of the Plan. Because of the uncertainty related to these issues, management of the Company is unable to document that Tax Code ss. 382(1)(5) applies to the ownership change that occurred as a result of the implementation of the Plan. However, based on the information available to management of the Company, and based on management's belief that it can favorably resolve the date on which the New Indenture trustee fixes the record date for distributions of Company common stock, management of the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" under Tax Code ss. 382(1)(5) so that Tax Code ss. 382(1)(5) will apply to this ownership change. No assurances, however, can be given that documentation will ultimately be obtained by the Company from creditors to confirm this belief. Likewise, if the New Indenture trustee fixes a record date for distribution of the Company common stock which is after the Effective Date of the Plan, transfers of the right to receive the Company Common stock after the Effective Date may cause the Company not to be able to avail itself of Tax Code ss. 383(1)(5).

         If the Company is subject to the Section 382 Limitation as a result of the consummation of the Plan, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, based on the value of the equity of the Company as of the Effective Date of the Plan of $400,000, then the Company could use approximately $23,000 of its NOLs each year until they expire.

         As a result of the Company's Chapter 11 proceedings, the Company recorded significant Tax changes. Such changes are reflected in the June 30, 1997 deferred tax asset amount as set forth below. Substantial net operating loss carryforwards ("NOL's") generated in previous years totaling approximately $107,000,000 were reduced by approximately $75,500,000, leaving the Company with remaining NOL's totaling approximately $31,500,000. The reductions are a result of the cancellation of Indebtedness income effected by the reorganization.

         As of June 30, 1997, the Company has a net operating loss carryforward of approximately $31,500,000 expiring as follows:

           June 30, 2009                        6,930,000
           June 30, 2010                       14,490,000
           June 30, 2011                       10,080,000
                                              -----------
           Total                              $31,500,000

         Pursuant to SOP 94-7 any benefits the Company may receive from the utilization of preconfirmation net operating loss carryforwards will first reduce excess reorganization value until exhausted and thereafter be reported as a direct addition to paid-in capital.

The Income tax effects of temporary differences that give rise to significant portions of deferred income tax assets as of June 30, 1997 and 1998 are as follows:

                                                1997               1998
                                                ----               ----
Deferred Income Tax Assets:
Federal Net Operating Losses               $    10,698,000    $    24,500,000

State Net Operating Losses                       2,138,000          4,277,000

   Allowance for Uncollectible Loan              2,527,000                 --
                                         --------------------------------------
Total Deferred Income Tax Assets                15,363,000         28,777,000

Valuation Allowance                            (15,363,000)       (28,777,000)
                                         ======================================
Net Deferred Income Tax Assets                         $ 0                $ 0
                                         ======================================


The deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of the assets cannot be assured at this time.

(7)      LOANS RECEIVABLE - NATIVE AMERICAN TRIBES

         The Company has funded the development and construction of the Class III Native American gaming facilities it manages and operates including equipment financing amounting to approximately $3,300,000. As of June 30, 1997, there was a total of approximately $7,631,000 in loans outstanding with $3,943,000 to be realized within one year and $3,688,000 classified as long-term. These notes bear interest rates at prime +1% (9.5% at June 30, 1997) and have scheduled repayments of 36 to 60 months. A five year maturity table is presented below:

                June 30, 1998                   $3,943,000
                June 30, 1999                    2,249,000
                June 30, 2000                    1,439,000
                June 30, 2001                           -0-
                June 30, 2002                           -0-
                                           --------------------
                TOTAL                           $7,631,000

         Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. These receivables are due from four tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectibility is forced into litigation. Management has no disputes with any Native American tribe that would place doubt on the full collectibility of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreement executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement.

         Loan Repayment and Contract Buy-out - Pursuant to the terms of the Class III management contract between the Muckleshhot Tribe and the Company's Native American gaming subsidiary - Capital Gaming Management, Inc. (CGMI) - the Tribe has repaid the CGMI approximately $7,600,000 that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Class III management contract, the annual management fee of 11.5% of gross gaming revenues has been reduced to 3.9% simultaneously upon the repayment of the loan by the Tribe in September 1995.

         The Company also closed an agreement effective September 1, 1995 pursuant to which the Cow Creok Bank of Umpqua Tribe of Indians bought out the remaining term of the Management Agreement for the Tribe's gaming facility in Canyonville, Oregon. The Tribe has paid the Company and its Native American subsidiary $3,000,000 in consideration for early termination of the Management Agreement and principal repayment of approximately $823,000. The buy-out of future management fees of $3,000,000 and the principal repayment of $823,000 was paid to the Trustee for the Senior Secured Noteholders, less $200,000 for expenses in connection with the transaction which was reimbursed to the Company. The five year Management Agreement had less than two years remaining prior to its expiration.

(8)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of June 30,

                                                      1997              1996
                                                      ----              ----
  Office furniture, fixtures and equipment      $    112,000        $   248,000
  Less accumulated depreciation                      (97,000)          (121,000)
                                               -------------        -----------
                                                $     15,000        $   127,000
                                                ============        ===========

         Depreciation expense for the periods ended June 30, 1997, May 28, 1997 and the years ended June 30, 1996 and June 30, 1995 is $3,000, $34,000,
$37,000 and $65,000 respectively and is included as part of depreciation and amortization expense.

(9)      INVESTMENT IN NATIVE AMERICAN MANAGEMENT AGREEMENTS

         The costs associated with developing, negotiating and securing new management agreements are expensed as incurred until such time when management believes the development of a casino facility is likely.

         This juncture in development requires, at a minimum, a management contract in effect and indications that regulatory approvals and licensure is probable. Subsequent costs are capitalized and included in Investments in Native American Management Agreements. Amortization of capitalized amounts related to new contracts begins when the facility opens. When changes in circumstances require, the Management of the Company will evaluate whether the individual carrying value of these assets has been impaired by comparing the carrying value to the value of the projected net cash flow from related operations. As of June 30, 1997, management expects the assets to be fully recoverable.

         The balance of $1,937,000 as of June 30, 1997 in this caption on the balance sheet represents capitalized costs and payments related only to the remaining Class III management agreements. The Company is amortizing such amounts over the remaining lives of these management contracts of approximately 2-3 years. Amortization for the periods ended June 30, 1997 and May 28, 1997 and years ended June 30, 1996 and 1995 was approximately $59,000, $687,000, $860,000 and $293,000, respectively.

(10)       NOTES RECEIVABLE FROM OFFICERS

         Pursuant to the Reorganization Plan and their respective amended employment agreements, the Company's two senior executives borrowed a total of $250,000 from the Company. These loans are evidenced by unsecured notes which bear six percent (6%) simple interest. Both notes mature on May 28, 1998. Pursuant to the Plan, The Company's two senior executives are entitled to a confirmation bonus relative to the Company's restructuring of $250,000 in cash as well as $550,000 in New Secured Notes. The cash portion of the confirmation bonus is payable upon the satisfaction of certain conditions subsequent to the confirmation date as outlined in the amended employment agreements.

(11) DEBT AFTER REORGANIZATION

         Senior Secured Notes

         Pursuant to the Reorganization, the holders of the Old Notes, along with certain unsecured creditors and key members of management, received, on a pro rata basis, the New Senior Secured Notes having an aggregate principal amount of $23,100,000. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Amended Indenture includes certain restrictive covenants. The Company has complied with substantially all of the covenants as of June 30, 1997, except as more fully described below. The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date. The New Senior Secured Notes mature in May of 2001. Required principal payments during the next five years are as follows:

                   June 30, 1998                         $             0
                   June 30, 1999                                       0
                   June 30, 2000                               4,620,000
                   June 30, 2001                              18,480,000
                   Thereafter                                          0
                                                         ---------------
                   Total                                 $    23,100,000

         The indenture - The proceeds from the issuance of the Company's New Senior Secured Notes are subject to certain restrictions, and the Company is subject to certain restrictive covenants pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions.

         Default Under Amended Indenture: The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) an Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement and, therefore no such proposed member has qualified to serve on such committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of applicable licensing requirements. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants in the Amended Indenture. The Company has been notified by the Amended Indenture Trustee that the Amended Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date (including the failure of the Company to have its budget approved by the Advisory Committee) constitute a default under the Amended Indenture. To date, however, the Amended Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Amended Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until November 14, 1997 during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with its largest Noteholders in an attempt to avoid any defaults arising from the absence of an Advisory Committee.

         The Amended Indenture Trustee has stated that it believes it is probable that the parties will be able to dispose of any default or covenant violations by November 14, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved in the absence of a satisfactory resolution, the Amended Indenture Trustee may elect to declare an Event of Default in which case the New Senior Secured Notes may be accelerated and the Amended Indenture Trustee may seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

(12)     CAPITAL STRUCTURE

          Capital Structure After Reorganization

         Pursuant to the Plan, the Predecessor Company's common stock and outstanding options were canceled on the Effective Date. The Plan also provided for the amendment and restatement of the Company's Certificate of Incorporation and bylaws. The new charter authorized 3,200,000 shares of no par value common stock. Upon the Effective Date, 1,800,000 shares of common stock were authorized for issue on a pro rata basis to the Company's various classes of creditors. In addition, the Company's executive management became entitled to receive a total of 66,667 share of common stock on the Effective Date. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan. The remaining shares will be issued in two installments; on the first and second anniversary of the Effective Date.

         Preferred and Common Stock

         Preferred stock of the predecessor Company consisted of 5,000,000 authorized shares, of which none where issued. Common stock of the predecessor Company consisted of 75,000,000 authorized shares. All predecessor common and preferred stock were canceled under the Reorganization.

         The predecessor Company had adopted a Stock Option Plan. All outstanding options were canceled pursuant to the Reorganization.

(13)     STOCK OPTION PLAN

         Pursuant to the Reorganization, the Company canceled all of its existing stock options and adopted the 1997 Stock Option Plan covering 200,000 shares of the Company's common stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Company's Plan of Reorganization no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Plan expires in March 2007. Incentive stock options granted under the Plan to employees who are not 10% owners are exercisable for a period up to ten years from the date of grant at an exercise price of $1.75 or such lesser amounts approved by the Company's noteholders advisory committee. The exercise price may be adjusted subject to certain recapitalization provisions of the Plan. Incentive stock options granted under the Plan to employees who are 10% shareholders are exercisable for a period up to five years at the same exercise price provision. As of June 30, 1997 there were no options granted under the Plan.

(14)     COMMITMENTS AND CONTINGENCIES

         Pursuant to the Plan and on the Effective Date, the Company adopted and amended the existing employment agreements with the Company's President and Chief Executive Officer and Senior Vice President and General Counsel which provides for three year terms expiring in May 2000 at the annual salary of $495,000 and $200,000, respectively. The agreements also provide for severance payments equal to one to three years upon the occurrence of certain terminations. Included in accrued expenses are salaries due to the Company's former Chairman, in the amount of $4,000 and to the Company's Executive Vice President of Compliance in the amount of $4,000. An employment agreement in effect at June 30, 1997 with the Vice President of Compliance requires an annual compensation of $100,000 expiring May 2000.

(15)     PENSION PLAN

         Effective November 1, 1994, the Company adopted a defined contribution (401(k)) plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 50% of the employee's contribution up to a maximum of 4% of salary. Expense for the period May 29, 1997 to June 30, 1997, July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 was approximate $22,000, $51,000, $22,000 and $43,000 respectively.

(16) LEASES

         The Company leases facilities under various operating leases expiring through January 2001. The Company's aggregate lease commitments under non-cancelable leases with terms of one year or greater total $194,000 and will require approximately $97,000 in 1998, $40,000 in 1999, $36,000 in 2000
and $21,000 in 2001. Rent expense for the period May 29, 1997 to June 30, 1997, July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 was approximately $8,000, $74,000, $129,000 and $144,000 respectively.

(17)       CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments in high credit quality financial institutions and currently invests primarily in U.S. government and Euro rollover obligations that have maturities of less than three months. The Company does not have cash that is subject to credit risk beyond FDIC insured limits. The Company has approximately $3,985,000 in repurchase agreements, cash management funds and Euro investments which are not insured.

         The Company has recorded as of June 30,1997, $798,000 in casino development advances, management fees, and reimbursable expenses due from Native American Tribes under management contracts as well as $7,611,000 for development loans to tribes. Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. As of June 30, 1997, these receivables are due from three tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. The Company does not require collateral or other security to support financial instruments subject to credit risk, beyond the pledge of each Tribe of their gaming reserves. Management has no dispute with any Native American Tribe that would place doubt on the full collectability of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement and securing appropriate regulatory approval.

All of the Company's management fee revenues are derived from three tribes as follows:

                           Muckleshoot Tribe                  28%

                           Tonto Apache                       25%

                           Umatilla                           47%

The loss of anyone of these tribes could have a material adverse effect on the Company's financial condition.

(18)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         Effective June 30, 1996, the Company adopted Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

         In assessing the fair value of the financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, trade payables, it was concluded that the carrying amount approximated fair value because of their short maturities.

         The 12.0% Senior Secured notes due 2001 are carried at their face value of $23,100,000. The fair value of the Company was determined to be $23,500,000 of which $23,100,000 was attributed to senior secured notes and $400,000 to common stock.

(19)     EXTRAORDINARY ITEMS

         Approximately $1,998,000 was recorded as early extinguishment of debt related to the distribution of an aggregate $49,986,000 on July 29, 1996 in cash and Purchasers Notes to the Senior Secured Noteholders from the sale of CCCD and CMC. The $1,998,000 is comprised of the accelerated write-off of $1,350,000 in Deferred Finance Costs and $648,000 in Original Issue Discounts.

         Approximately $157,718,000 was recorded as an extraordinary gain as the result of the Company's Reorganization under Chapter 11 and the adoption of fresh-start reporting. The $157,718,000 is comprised of the following:

         Write-off Deferred Finance Costs and
           Original Issue Discounts                              $   (4,311,000)
         Write-off Goodwill                                            (405,000)
         Record New Notes in exchange for old debt                  (23,100,000)
         Record New Notes issued to management
           included in Reorganization Items                             550,000
         Reduce Liabilities Subject to Compromise to zero           130,325,000
         Record Excess Reorganization Value                           9,265,000
         Reduce Capital Stock to zero                                37,217,000
         Reduce Paid in Capital to zero                               7,877,000
                                                              -----------------
              Total                                                $157,418,000

(20)     LEGAL PROCEEDINGS

         Pursuant to the Plan, all legal proceedings against the parent company prior to the Effective Date were settled pursuant to the Plan. As a result there was no litigation pending against the parent company on the Effective Date. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any such pending or threatened legal proceedings at this time.

(21)       NEW AUTHORITATIVE PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued SFAS
No. 128, Earnings Per Share and FASB No. 129, Disclosure of Information About Capital Structure. Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structured. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. As discussed in Note 2, "Net (Loss) Per Share of Common Stock," the Company was required to adopt SFAS 128 as promulgated by SOP 90-7. The adoption had no impact of the reported computations of earnings per share.

         SFAS No. 129 does not change any previous disclosure requirements but, rather, consolidates existing disclosure requirements for ease of retrieval.

         The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

                      CAPITAL GAMING INTERNATIONAL, INC.
                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                   (ROUNDED)






                                           Balance at       Charged to       Other
                                           Beginning of     Cost and         [Deductions]      Balance at End
Description                                Period           Expenses         Additions         of Period
----------------------------------------   ------------     ----------       -------------     ---------------
June 30, 1997:                                   N/A              N/A              N/A               N/A

June 30, 1996:
   Prepaid Rent - Reserve (New Orleans      $  4,859,000      $           -   $   (4,859,000)    $            -
     Dock Board)
   Cash Held in Escrow - Port of New           2,192,000                  -       (2,192,000)                 -
     Orleans - Reserve
   Uncollectible Patron Markers - Reserve         14,000                  -          (14,000)                 -
   Employee Advance - Reserve                      9,000                  -           (9,000)                 -
                                            ------------      -------------   --------------     --------------
         TOTALS                             $  7,074,000      $           -   $   (7,074,000)    $            -
                                            ============      =============   ==============     ==============