Form 10-K/A
period 1997-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1997-10-20
CIK 867443

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K/A


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


         The Company has continued funding the on-going development costs of the Narragansett development project, which at June 30, 1997, has amounted to approximately $8.7 million consisting primarily of legal costs, environmental engineering and assessment and design costs, approximately $2,331,000 which was expensed in Fiscal 1997. Additionally at June 30, 1997 approximately $7.4 million in development costs is expected to be recoverable if and when a gaming facility is established by the Narragansett Tribe.


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

         Cancellation of Debt Income Under Tax Code ss. 108. Under the Plan of Reorganization, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was canceled. Generally, Tax Code ss. 108 provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code ss. 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the excess amount canceled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that approximately $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness of the Company pursuant to the Plan of Reorganization.

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


         Application of Tax Code ss. 382 Under the Chapter 11 Reorganization.
If the Company is subject to the Section 382 Limitation as a result of the consummation of the Plan of Reorganization, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, for example, if the value of the equity of the Company as of the Effective Date of the Plan of Reorganization was $400,000, the Company could only use approximately $23,000 of its NOLs each year until they expire.


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

     Under ss. 382(1)(5), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the Company must nevertheless be reduced to the extent of the amount of interest accrued with respect to such canceled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date). The Company's management estimates that this Tax Code ss. 382(1)(5) adjustment to the Company's Gross NOLs is approximately $32,000,000. $27,300,000 of this amount is duplicated as a reduction under Tax Code Section 108, so that if the Company is under Tax Code Section 382(1)(5) the reduction to NOLs under Tax Code Section 108 would amount to $54,700,000 rather than $82,000,000. See "Cancellation of Debt Income Under Tax Code Section 108" in this Section.

     After taking into account the reductions and related adjustments to the Gross NOLs under Tax Code ss. 108 and Tax Code ss. 382, assuming that Tax Code ss. 382(1)(5) applies, management of the Company believes that the Net NOLs of the Company and its Subsidiaries as of June 30, 1997 are approximately $31,500,000, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384, which are described below in this section. See "Risk Factors - Net Operating Loss Carryforwards".

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


     Effect of Tax Code ss. 384. Congress adopted Tax Code ss. 384 in 1987 to prevent a loss corporation from using its pre-acquisition NOLs and net built-in losses against any net built-in gains of a corporation the control of which (utilizing an 80% test of Tax Code Section 1504(a)(2)) is acquired by the loss corporation or whose assets are acquired by the loss corporation in certain types of reorganizations. The limitation of Tax Code Section 384 applies to built-in gains recognized within the five-year recognition period after the acquisition date. Tax Code ss. 384 will prevent the Company from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming the control test is met) within five years of the acquisition date.


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


         Default Under Amended Indenture. The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement and, therefore no such proposed member has qualified to serve on such committee. Moreover, the Company has been notified by several state gaming regulators in States in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of applicable licensing requirements. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants in the Amended Indenture. The Company has been notified by the Amended Indenture Trustee that the Amended Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date (including the failure of the Company to have its budget approved by the Advisory Committee) constitute a default under the Indenture. To date, however, the Amended Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Amended Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until November 14, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with Counsel and Noteholders representing a majority of Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee and provide for an Advisory Committee with the authority to approve the Company's budget but without the need for Advisory Committee members to be licensed as required by gaming regulators or the possible elimination of the Advisory Committee concept from the Indenture altogether.

         The Amended Indenture Trustee, the majority of Noteholders and the Company believe it is probable that the parties will be able to amend the Amended Indenture to cure the default by November 14, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Amended Indenture Trustee would elect to declare an Event of Default in which case the New Senior Secured Notes could be accelerated and the Amended Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

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

ITEM 3. LEGAL PROCEEDINGS


         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no material litigation pending against the Company on June 30, 1997. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any material pending or threatened legal proceedings at this time.


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

IN THOUSANDS, EXCEPT SHARE DATA


---------------------------------------------------------------------------------------------------------------------
                                            Reorganized                      Prececessor Company
                                              Company    ------------------------------------------------------------
Statement of Operations                     May 29,
Data (2)                                    1997
                                            Through      July 1, 1996
                                            June 30,     Through
                                            1997(A)      May 28, 1997               Years Ended June 30
                                                                        ---------------------------------------------
                                                                         1996        1995         1994       1993
---------------------------------------------------------------------------------------------------------------------
Gross Revenues                                   753         7,447      7,663       10,637        1,724        --
Operating Expenses                             1,921         7,238     14,441      111,908       16,580      3,003
Reorganization Items (Expense)                  --         (50,805)      (600)        --            --         --
Other Income (Expense)                          (168)       (6,603)     3,660      (15,605)      (9,312)       255
(Loss)Income Before Extraordinary Items(4)    (1,351)      (44,288)    (4,039)    (116,876)     (23,685)    (1,652)
Loss on Early Extinguishment of Debt             --         (1,998)       --          --           --          --
Gain From Reorganization Items                   --       (103,464)       --          --           --          --
Net (Loss) Income                             (1,351)      145,754     (4,039)    (117,709)     (23,784)       658
---------------------------------------------------------------------------------------------------------------------
Earnings Per Share:(B)
Income (Loss) Before Extraordinary Item       ($0.72)          N/A        N/A          N/A          N/A        N/A
Income From Discontinued Operations             --             N/A        N/A          N/A          N/A        N/A
Gain From Reorganization Items                  --             N/A        N/A          N/A          N/A        N/A
Net (Loss) Income                             ($0.72)          N/A        N/A          N/A          N/A        N/A
Weighted Average Shares Outstanding        1,866,667           N/A        N/A          N/A          N/A        N/A


---------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                      Predecessor Company
                                          Reorganized                    as of June 30,
                                            Company        ---------------------------------------------
Balance Sheet Data:                           1997         1996         1995        1994        1993
--------------------------------------------------------------------------------------------------------

Working Capital (Deficit) (4)                  6,431       (118,020)    (143,893)     26,545     6,010
Total Assets                                  25,114         60,048       82,977     168,906     9,265
Long-Term Debt (4)                            23,100          --          20,293     150,815       --
Total Liabilities                             26,065        160,308      179,199     158,928       341
Stockholder's Equity (Deficit)                  (951)      (100,260)     (96,222)      9,979     8,924
Ratio of Earnings to Fixed Charges                (5)            (5)          (5)        (5)        (5)
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

         Operating activities for the fiscal year ended June 30, 1997 required the use of $171,000 in cash. Operating activities of the Reorganized Company provided $341,000 in cash which was offset by the Predecessor Company which required the use of $512,000 in cash. The primary sources of cash from operations were (i) management fees which provided $8,096,000 in cash, $795,000 from the Reorganized Company and $7,301,000 from the Predecessor Company and (ii) interest income which provided $1,004,000 in cash, $89,000 from the Reorganized Company and $915,000 from the Predecessor Company. Significant adjustments to cash from operations for non-cash items for the Reorganized Company and the Predecessor Company respectively were (increase (decrease)): Depreciation and amortization - $262,000 and $735,000; Loss on early extinguishment of debt - $0 and $1,998,000; Extraordinary gain from reorganization and reorganization adjustments - $0 and ($157,418,000); Restructuring fees paid to management - $0 and $550,000; Amortization of deferred finance costs and original issue discounts - $0 and $813,000; and Gain on sale of riverboat operations - $0 and ($364,000). Changes in working capital balances were $955,000 for the Reorganized Company and $7,420,000 for the Predecessor Company. Interest payments required the use of $0 and $863,000 in cash for the Reorganized Company and the Predecessor Company respectively.


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

         Default Under Amended Indenture. The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement and, therefore no such proposed member has qualified to serve on such committee. Moreover, the Company has been notified by several state gaming regulators in States in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of applicable licensing requirements. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants in the Amended Indenture. The Company has been notified by the Amended Indenture Trustee that the Amended Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date (including the failure of the Company to have its budget approved by the Advisory Committee) constitute a default under the Indenture. To date, however, the Amended Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Amended Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until November 14, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with Counsel and Noteholders representing a majority of Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee and provide for an Advisory Committee with the authority to approve the Company's budget but without the need for Advisory Committee members to be licensed as required by gaming regulators or the possible elimination of the Advisory Committee concept from the Indenture altogether.

         The Amended Indenture Trustee, the majority of Noteholders and the Company believe it is probable that the parties will be able to amend the Amended Indenture to cure the default by November 14, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Amended Indenture Trustee would elect to declare an Event of Default in which case the New Senior Secured Notes could be accelerated and the Amended Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

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

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                               Reorganized                       Predecessor Company
                                                 Company          ------------------------------------------------------
                                              May 29, 1997 -      July 1, 1996-          Fiscal            Fiscal
                                              June 30, 1997        May 28, 1997         1997 (1)            1996
REVENUES:
     Management Fees                                 753,000           7,447,000           8,200,000          7,663,000

COSTS & EXPENSES
     Salaries, Wages & Related                       188,000           1,818,000           2,006,000           2,862,000
     Native American Develop Costs                   532,000           1,910,000           2,442,000           1,899,000
     Professional Fees                               469,000           1,387,000           1,856,000           1,795,000
     General & Administrative                        470,000           1,388,000           1,858,000           2,034,000
     Depreciation & Amortization                     262,000             735,000             997,000             940,000

TOTAL COSTS & EXPENSES                             1,921,000           7,238,000           9,159,000          14,441,000

(LOSS) INCOME FROM OPERATIONS                     (1,168,000)            209,000            (959,000)         (6,778,000)


REORGANIZATION ITEMS (EXPENSE)                          --            50,805,000          50,805,000            (600,000)

OTHER INCOME (EXPENSE)
       Interest Income                                83,000             875,000             958,000           1,959,000
       Interest Expense                             (251,000)         (7,842,000)         (8,093,000)        (19,062,000)

(LOSS) INCOME BEFORE INCOME TAX                   (1,336,000)         44,411,000          43,075,000          (3,718,000)

PROVISION FOR INCOME TAX                             (15,000)           (123,000)           (138,000)           (321,000)

(LOSS) INCOME BEFORE
       EXTRAORDINARY ITEMS                        (1,351,000)         44,288,000          42,937,000          (4,039,000)

EXTRAORDINARY ITEMS:
       Loss on Early Extinguishment
         of debt                                      --              (1,998,000)         (1,998,000)               --

       Gain from Reorganization                       --             103,464,000         103,464,000                --

NET (LOSS) INCOME                                 (1,351,000)        145,754,000         144,403,000          (4,039,000)

(1) Reorganized Company and Predecessor Company combined.


Loss From Operations

         Loss from operations for the year ended June 30, 1997 amounted to $959,000 as compared to $6,778,000 for the year ended June 30, 1996, a decrease of $5,819,000 or 85.6%. This decrease in loss from operations is comprised of (i) an increase in revenues of $537,000, (ii) a decrease in operating expenses of $379,000 and (iii) reduction in the costs of the riverboat operations of $4,903,000.

         The loss from operations of the Reorganized Company was $1,168,000 for the period May 29, 1997 to June 30, 1997. This loss includes certain one-time charges, accruals and reserves of about $1,255,000 relating to professional fees, Plan implementation costs, development costs, office consolidation, insurance and taxes.

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

         Interest income for the year ended June 30, 1997 was $958,000 which represented a $1,001,000 or 51.1% decline from June 30, 1996 levels. Approximately $464,000 of the decrease is due to the pay down of the Tribal loans with the remainder of the decrease of $507,000 due to a lower average balance of cash for Fiscal 1997 as compared to 1996. Additionally, approximately $30,000 in interest income is included in Reorganization Items.

Costs and Expenses

         Salaries, wages and related costs for the year ended June 30, 1997 were $2,006,000. This represents a decrease of $856,000 or 29.9% and is due directly to the Company's efforts to reduce operating expenses.

         Native American development Costs increased $543,000 or 28.6% from $1,899,000 to $2,442,000 for the years ended June 30, 1996 and 1997 respectively. By reporting entity Native American development costs were:

              Entity                      1997                     1996             Inc(Dec)              %
              CGII                     $  141,000              $862,000           $ (722,000)         (83.8%)
              CDGC                      2,190,000               951,000            1,239,000          130.3%
              CGMI                        112,000                86,000               26,000           30.2%

         Development costs for CGII and CGDC for both Fiscal 1997 and 1996 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The increase in Rhode Island development costs is due primarily to increased activity in attempting to further the Tribe's position toward an approved Compact. As of June 30, 1997 the cumulative expenditures on the Rhode Island project is approximately $8.7 million. About $7.4 million is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe. The Company's management expects that Fiscal 1998 funding of the Narragansett project will not approach Fiscal 1997 levels, however, the actual level of required funding cannot be reasonably estimated at this time due to the uncertainty of the process.

         Professional fees (primarily legal) increased $61,000 or 3.4% to $1,856,000 for the year ended June 30, 1997 as compared to the year ended June 30, 1996. Of the total increase, $368,000 was attributable to CGMI which was offset by a $307,000 decrease in CGII. The decrease in the Company was due to the sale and closure of the riverboat operations in Fiscal 1996 while the increase in CGMI was due primarily to increased legal costs in protecting certain contractual claims and professional fees for consultants used to service the existing contracts.

         General and administrative costs for the year ended June 30, 1997 were $1,858,000, which included a reserve of about $120,000 for office relocation costs and about a $75,000 write-off of F,F&E related to the implementation of the Business Plan. This represents a decrease of $176,000 or 8.7% and is due directly to the Company's efforts to reduce operating expenses.

         Depreciation and amortization expenses were $997,000 and $940,000 for the years ended June 30, 1997 and 1996 respectively. The Fiscal 1997 amount includes one month amortization of the excess reorganization cost of $193,000 and is offset by about $120,000 in reduced amortization of deferred contract charges from the termination of the Muckleshoot Bingo and Cow Creek contracts.

         Reorganization adjustments included in Reorganization Items for the year ended June 30, 1997 were comprised of:

         Legal Professional Fees                   $(1,716,000)
         Interest Income                                30,000
         Write-off of Goodwill                        (405,000)
         Excess Reorganization Value                 9,265,000
         Adjustments to Capital Stock               37,217,000
         Adjustment to Paid in Capital               7,877,000
                                                   -----------
               Total                               $52,268,000


         Reorganization fees paid to management included in Reorganization Items amounted to $1,463,000 for the year ended June 30, 1997. According to the Plan of Reorganization, this was comprised of (i) $900,000 from the discontinuance and sale of the riverboat operation in New Orleans, (ii) $550,000 in New Senior Secured Notes, and (iii) $13,000 in New Common Stock grants.

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

         The gain from reorganization items of $103,464,000 for the year ended June 30, 1997 represents the following:

    Write-off Deferred Finance Costs and Original Issue Discounts                                    $  (4,311,000)
    Record New Notes in exchange for old debt                                                          (23,100,000)
    Record New Notes issued to management included in Reorganization Items                                 550,000
    Reduce Liabilities Subject to Compromise to zero                                                   130,325,000
                                                                                                      ------------
    Total                                                                                             $103,464,000

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

Income Taxes


         For the year ended June 30, 1994, the Company recorded a federal tax benefit of approximately $484,000 based on the use of available net operating losses carried back to prior years. Such benefit was received by the Company during the year ended June 30, 1995. As discussed in "Description of Business
- Net Operating Loss Carryforwards", management of the Company believes that the Company and its subsidiaries possess Net NOLs as of June 30, 1997 of approximately $31.5 million for federal income tax purposes after taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards". For financial statement purposes, a deferred tax benefit with respect to such NOLs could not be recorded on the balance sheet of the Company because any realization of the NOLs cannot be assured at this time and the amount cannot be estimated.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         This information appears in a separate section of this Annual Report on Form 10-K for the fiscal year ended June 30, 1997 following Part IV.


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

         10.168   Amendments  to the January 13, 1994,  Amended and Restated  Riverboat  Construction  Agreement by
                  and between the Registrant,  Crescent City Capital  Development  Corp. and Bender Shipyard,  Inc.
                  dated October 19, 1994, February 3, 1995, and February 9, 1995. (19)
         10.169   First  Preferred  Ship  Mortgage by Crescent  City Capital  Development  Corporation  in favor of
                  First Trust National Association dated March 23, 1995. (19)
         10.170   Engagement  Agreement  between  Registrant and Donaldson,  Lufkin & Jenrette dated June 20, 1995.
                  (19)
         10.171   Employment Agreement dated May 17, 1996, by and between Registrant and William S. Papazian. (24)
         10.172   Amendment  No. 1 to  Employment  Agreement  dated May 28,  1997,  by and between  Registrant  and
                  William S. Papazian. (27)
         10.173   Amendment No. 1 to Employment  Agreement  dated May 28, 1997, by and between the  Registrant  and
                  Edward M. Tracy. (27)

                                      49


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

27 Incorporated by reference to the exhibit with the same number with Registrant's Form 10-K filed with the Securities and Exchange Commission on October 14, 1997.

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


                                   CAPITAL GAMING INTERNATIONAL, INC.

Dated:  October 20, 1997           By: /s/ William S. Papazian
                                      ------------------------------------------
                                      William S. Papazian, Senior Vice President
                                      and General Counsel and Secretary
                                      (Authorized Representative)

Dated:  October 20, 1997           By: /s/ Mark Suglian
                                      ------------------------------------------
                                      Mark Suglian, Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                      CAPITAL GAMING INTERNATIONAL, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditor's Report..............................................F-2

Consolidated Balance Sheets as of June 30, 1997 and 1996..................F-3

Consolidated Statements of Operations for the periods ended
  June 30, 1997 and May 28, 1997 and the years ended June 30,
  1996 and 1995...........................................................F-5

Consolidated Statements of Changes in Stockholders' Equity [Deficit]
  for the periods ended June 30, 1997 and May 28, 1997 and the years ended June 30, 1996 and 1995............................................F-6

Consolidated Statements of Cash Flows for the periods ended
  June 30, 1997 and May 28, 1997 and the years ended June 30,
  1996 and 1995...........................................................F-7

Notes to Consolidated Financial Statements................................F-11

Independent Auditor's Report on Supplementary Schedule....................S-1

Schedule II - Valuation and Qualifying Accounts...........................S-2

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Capital Gaming International, Inc.
 Phoenix, Arizona

         We have audited the accompanying consolidated balance sheets of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for the period May 29, 1997 to June 30, 1997, the period July 1, 1996 to May 28, 1997, and for each of the two fiscal years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for the period May 29, 1997 to June 30, 1997, the period July 1, 1996 to May 28, 1997, and for each of the two fiscal years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

         As more fully described in Note 1 to the consolidated financial statements, effective May 29, 1997, the Company emerged from bankruptcy. In accordance with an American Institute of Certified Public Accountants' Statement of Position, the Company has adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of May 28, 1997. As a result, the consolidated financial statements for the period subsequent to May 28, 1997, reflect this basis of reporting and are not comparable to the Company's prereorganization consolidated financial statements.





                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants.

Cranford, New Jersey
August 22, 1997

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (ROUNDED)


                                    ASSETS





                                                                          Reorganized Company                 Predecessor Company
                                                                             June 30, 1997                       June 30, 1996
                                                                          -------------------                 --------------------
CURRENT ASSETS
   Cash & Cash Equivalents                                                     $ 3,923,000                       $ 2,102,000
   Interest Receivable                                                              72,000                           617,000
   Native American Management Fees and Expenses Receivable                         771,000                           667,000
   Current Portion-Native American Loan Receivable                               3,943,000                         3,696,000
   Current Portion-Notes Receivable, Other                                          20,000                                --
   Notes Receivable From Officers' [Note 10]                                       250,000                                --
   Notes-Receivable [Note 1]                                                            --                        35,000,000
   Prepaid Expenses and Other Current Assets                                       417,000                           206,000
                                                                               -----------                       -----------
TOTAL CURRENT ASSETS                                                             9,396,000                        42,288,000
                                                                               -----------                       -----------
FURNITURE, FIXTURES AND EQUIPMENT, net [Note 8]                                     15,000                           127,000
                                                                               -----------                       -----------

EXCESS REORGANIZATION VALUE, net [Notes 1 & 5]                                   9,072,000                                --
                                                                               -----------                       -----------

OTHER ASSETS
   Restricted Funds In Escrow [Note 20]                                            926,000                           500,000
   Native American Loans Receivable [Note 7]                                     3,688,000                         7,630,000
   Investment In Native American Management
     Agreements, net [Note 9]                                                    1,937,000                         2,677,000
   Notes Receivable, Other                                                          80,000                                --
   Deferred Financing Costs (net of accumulated amortization
     of $3,304,000)                                                                     --                         6,213,000
   Goodwill (net of accumulated amortization of $111,000)                               --                           425,000
   Deposits and Other Assets                                                            --                           188,000
                                                                               -----------                       -----------
TOTAL OTHER ASSETS                                                               6,631,000                        17,633,000
                                                                               -----------                       -----------
TOTAL ASSETS                                                                   $25,114,000                       $60,048,000
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


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                   (ROUNDED)

                                  LIABILITIES

                                                                          Reorganized Company                 Predecessor Company
                                                                             June 30, 1997                       June 30, 1996
                                                                           ------------------                  ------------------
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                        $ 2,714,000                     $  11,860,000
   Accrued Interest                                                                 251,000                        23,277,000
   Equipment Notes Payable                                                               --                         1,290,000
   Bank Line of Credit                                                                   --                         2,000,000
   Bondholder Consent Fee Note                                                           --                         1,350,000
   11.5% Senior Secured Notes Payable - net of $8,000,000 face
     Treasry Bonds and unamortized Original Issue Discount of $0 and                     --                       124,020,000
     $2,979,000
   Funds Held by Trustee for Senior Secured Noteholders                                  --                       (22,489,000)
   11.5% Term Note Payable                                                               --                        19,000,000
                                                                                -----------                       -----------
TOTAL CURRENT LIABILITIES                                                         2,965,000                       160,308,000

LONG-TERM DEBT
   12.0% Senior Secured Notes Payable [Notes 11 & 18]                            23,100,000                                --
                                                                                -----------                       -----------
TOTAL LIABILITIES                                                                26,065,000                       160,308,000
                                                                                -----------                       -----------
STOCKHOLDERS' EQUITY
   Preferred Stock, No Par Value, Authorized 5,000,000 Shares; None
     Issued at June 30, 1996, Canceled on May 28, 1997                                   --                                --
   Common Stock, No Par Value, Authorized 75,000,000 Shares; Issued
     and Outstanding 19,329,574 Shares at June 30, 1996, Canceled on
     May 28, 1997                                                                        --                        37,617,000
   Common Stock, No Par Value, Authorized 3,200,000 Shares; Issued
     and Outstanding 1,866,667 Shares [Note 12]                                     400,000
   Additional Paid In Capital                                                            --                         7,877,000
   Retained Earnings [Deficit] (Since May 29, 1997, date of reorganization,
     total deficit eliminated was $145,754,000)                                  (1,351,000)                     (145,754,000)
                                                                                -----------                       -----------
TOTAL STOCKHOLDERS' DEFICIT                                                        (951,000)                     (100,260,000)
                                                                                -----------                       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $25,114,000                       $60,048,000
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


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (ROUNDED EXCEPT NUMBER OF SHARES
                             AND PER SHARE DATA)

                                                        Reorganized
                                                          Company                      Predecessor Company
                                                       -------------     -------------------------------------------------
                                                        May 29, 1997      July 1 1996
                                                          through           through             Year Ended June 30,
                                                       June 30, 1997     May 28, 1997           1996           1995
                                                       -------------     ------------           ----           -----
REVENUES:
  Native American Casino Management Fees [Note 4]        $  753,000        $ 7,447,000    $  7,663,000      $  6,441,000
  Riverboat Gaming Revenues [Note 1]                             --                 --              --         4,196,000
                                                         ----------        -----------    ------------      ------------
TOTAL REVENUES                                              753,000          7,447,000       7,663,000        10,637,000
                                                         ----------        -----------    ------------      ------------
COSTS AND EXPENSES:
  Salaries Wages and Related Costs                          188,000          1,818,000       2,862,000         4,565,000
  Gaming Development Costs                                       --                 --           8,000         1,455,000
  Native American Gaming Development Costs                  532,000          1,910,000       1,899,000         2,146,000
  Professional Fees                                         469,000          1,387,000       1,795,000         6,245,000
  General & Administrative                                  470,000          1,388,000       2,034,000         3,654,000
  Write-off of Native American Assets                            --                 --              --         1,018,000
  Depreciation and Amortization                             262,000            735,000         940,000           398,000
  Costs of Operations of Riverboat Gaming Facility
    [Note 1]                                                     --                 --       4,903,000        23,150,000
  Costs of Disposal of Riverboat Gaming Assets [Note 1]          --                 --              --        69,277,000
                                                         ----------        -----------    ------------      ------------
TOTAL COSTS AND EXPENSES                                  1,921,000          7,238,000      14,441,000       111,908,000
                                                         ----------        -----------    ------------      ------------
[LOSS] INCOME FROM OPERATIONS                            (1,168,000)           209,000      (6,778,000)     (101,271,000)
                                                         ----------        -----------    ------------      ------------

REORGANIZATION ITEMS:
  Reorganization Adjustments                                     --         52,268,000        (600,000)               --
  Reorganization Fees Paid To Management                         --         (1,463,000)             --                --
                                                         ----------        -----------    ------------      ------------
TOTAL REORGANIZATION ITEMS                                       --         50,805,000        (600,000)               --
                                                         ----------        -----------    ------------      ------------
OTHER INCOME [EXPENSE]:
  Interest Income                                            83,000            875,000       1,959,000         2,620,000
  Interest Expense (Total Contractual Interest was
    $13,610,000 for the 156 Days Ended May 28, 1997)       (251,000)        (7,842,000)    (19,062,000)      (18,225,000)
  Gain on Sale of Development Agreement                          --                 --         221,000                --
  Sale of Management Contract                                    --                 --       3,000,000                --
  Gain on Disposal of Riverboat Gaming Assets[Note1]             --            364,000      17,542,000                --
                                                         ----------        -----------    ------------      ------------
TOTAL OTHER INCOME [EXPENSE]                               (168,000)        (6,603,000)      3,660,000       (15,605,000)
                                                         ----------        -----------    ------------      ------------
[LOSS] INCOME BEFORE INCOME TAX                          (1,336,000)        44,411,000      (3,718,000)     (116,876,000)

PROVISION FOR INCOME TAX EXPENSE [NOTE 6]                   (15,000)          (123,000)       (321,000)               --
                                                         ----------        -----------    ------------      ------------
[LOSS] INCOME BEFORE EXTRAORDINARY ITEM                  (1,351,000)        44,288,000      (4,039,000)     (116,876,000)
  Extraordinary Item - Loss on Early Extinguishment
    of Debt [Notes 1,2 & 19]                                     --         (1,998,000)             --          (833,000)
  Extraordinary Item - Gain From
    Reorganization Items [Notes 1,2 & 19]                        --        103,464,000              --                --
                                                         ----------        -----------    ------------      ------------
NET [LOSS] INCOME                                      $ (1,351,000)     $ 145,754,000     $(4,039,000)   $ (117,709,000)
                                                       =============     =============    ============    ==============
NET [LOSS] PER SHARE (b)                               $      (0.72)               N/A             N/A               N/A
                                                       =============     =============    ============    ==============
Weighted Average Common And Equivalent
  Shares Outstanding                                      1,866,667                N/A             N/A               N/A
                                                       ============      =============   =============    ==============


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

             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
                       (ROUNDED EXCEPT NUMBER OF SHARES)




                                                             Common Stock                       Additional           Accumulated
                                                             ------------                       ----------           -----------
                                                       Shares                Amount               Capital              Deficit
                                                       ------                ------               -------              -------
Balance - June 30, 1994                              16,519,373           $26,108,000            $ 7,877,000       $ (24,006,000)

    Exercise of Common Stock Options                     60,000                80,000                     --
    Issuance of Common Stock                            750,000             3,188,000                     --
    Issuance of Common Stock in
      Exchange for Debt                               2,000,201             8,241,000                     --
    Net Loss Year Ended June 30, 1995                                              --                     --        (117,709,000)
                                                    -----------          ------------            -----------       -------------
Balance - June 30, 1995                              19,329,574            37,617,000              7,877,000        (141,715,000)

    Net Loss Year Ended June 30, 1996                                                                                 (4,039,000)
                                                    -----------          ------------            -----------       -------------
Balance - June 30, 1996                              19,329,574            37,617,000              7,877,000        (145,754,000)

    Cancellation of Predecessor Company
    Common Stock and Elimination Of
       Deficit (Pursuant to Fresh Start
         Reporting) [Notes 1 & 2]                   (19,329,574)          (37,617,000)            (7,877,000)        145,754,000
                                                    -----------          ------------            -----------       -------------
Balance - May 28, 1997                                       --                    --                     --                  --

    Issuance of New Common Stock (Pursuant to
      Fresh Start Reporting)                          1,800,000               387,000                     --                  --
    Stock Grants to Officers and Directors               66,667                13,000                     --                  --
    Net Loss May 29 through June 30, 1997                    --                    --                     --          (1,351,000)
                                                    -----------          ------------            -----------        ------------
Balance - June 30, 1997                               1,866,667          $    400,000            $        --        $ (1,351,000)
                                                    ===========          ============            ===========        ============



             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)


                                                      Reorganized
                                                        Company                     Predecessor Company
                                                    ---------------     -------------------------------------------
                                                      May 29, 1997       July 1 1996
                                                        through            through              Year Ended June 30,
                                                     June 30, 1997      May 28, 1997            1996           1995
                                                     -------------      ------------            ----           ----

OPERATING ACTIVITIES:

  Net [Loss] Income                                 $ (1,351,000)      $  145,754,000     $ (4,039,000)    $  (117,709,000)
                                                    ------------       --------------     ------------     ---------------
Adjustments to Reconcile Net [Loss] Income to
  Net Cash Provided by Operations:
     Depreciation and Amortization                       262,000              735,000          940,000             398,000
     Loss on Sale of Assets                                  --                   --             1,000                  --
     [Gain] on Sale of Development Agreement                 --                   --          (221,000)                 --
     Loss on Early Extinguishment of Debt                    --             1,998,000               --             833,000
     Write-off of Native American Assets                     --                   --                --           1,018,000
     Extraordinary Gain From Reorganization                  --          (103,464,000)              --                  --
     Reorganization Adjustments                              --           (53,954,000)              --                  --
     Reorganization Fees Paid To Management                  --               550,000               --                  --
     Amortization of Deferred Financing Cost                 --               552,000        1,431,000                  --
     Amortization of Original Issue Discount                 --               261,000          643,000                  --
     Abondonment of Capital Asset                        75,000                   --                --                  --
  Equity in (Gain) Lossses of Unconsolidated
   Affiliate                                                 --                   --         1,262,000          48,389,000
  Reserve For Port of New Orleans Assets                     --                   --                --           7,052,000
  Write-off of Impaired Gaming Assets                        --                   --                --          23,725,000
  Depreciation and Amortization                              --                   --                --           2,807,000
  Adjustments to Basis of Disposed Assets                    --                   --        (5,981,000)                 --
  [Gain] on Sale of Riverboat Gaming Operations              --             (364,000)      (17,542,000)                 --
  Proceeds from Sale of Riverboat Gaming
    Operations                                               --                   --        15,000,000                  --
  Cash Disbursed to Liquidating Trust                        --                   --        (4,741,000)                 --
  Repayment of Debtor in Possession Financing                --                   --        (3,009,000)                 --
  Accrued Expenses Due To Liquidating Trust                  --                   --         7,000,000                  --
    Operations                                               --                   --           500,000                  --
(Increase) decrease in:
  Restricted Funds                                       (2,000)             (11,000)              --                   --
  Management Fees and Expenses Receivable                42,000             (146,000)       1,329,000           (1,631,000)
  Interest Receivable                                     6,000              539,000          (29,000)            (151,000)
  Other assets [Including Income Taxes Receivable]      200,000             (512,000)         (53,000)             248,000
  Officer Loans                                              -0-            (250,000)              --                   --
  Accounts Payable and accrued expenses                 858,000              821,000        1,496,000           12,408,000
  Accrued Interest                                      251,000            6,979,000       16,795,000              332,000
                                                     ----------         ------------      -----------          -----------
  Total Adjustments                                   1,692,000         (146,266,000)      14,821,000           97,543,000
                                                     ----------         ------------      -----------          -----------
TOTAL FROM OPERATING                                    341,000             (512,000)      10,782,000          (20,166,000)
                                                     ----------         ------------      -----------          -----------


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
                                          ------------------------------------------------------------------------


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)



                                              Reorganized
                                                Company                         Predecessor Company
                                           ------------------  -------------------------------------------------------
                                             May 29, 1997       July 1, 1996
                                                through           through               Year Ended June 30,
                                             June 30, 1997      May 28, 1997          1996               1995
                                             -------------      ------------          ----               ----

FINANCING ACTIVITIES                               -                   -
   Proceeds From Issuance of Notes                 -                   -                              2,000,000
   Reduction in Equipment Notes                    -             (1,290,000)      (1,686,000)        (2,380,000)
   Proceeds From Exercise of Warrants              -                   -                                 80,000
   and Options
   Proceeds From Common Stock Issuance             -                   -                              3,188,000
   Payments to Trustee for Senior Secured
   Noteholders                                                                   (22,489,000)
                                             ----------------------------------------------------------------------------
TOTAL FROM FINANCING                               -             (1,290,000)     (24,175,000)         4,888,000
                                             ----------------------------------------------------------------------------
NET INCREASE                                     673,000          1,148,000          914,000        (16,820,000)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIODS                         3,250,000          2,102,000        1,188,000         18,008,000
                                             ----------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -
  END OF PERIODS                             $ 3,923,000      $   3,250,000    $   2,102,000     $    1,188,000
                                             =============================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash Paid During The Periods For:
    Interest (Net of Amoutns Capitalized)    $    50,000      $   2,510,000    $  17,252,000     $    4,323,000
    Income Taxes                             $    -           $     423,000    $      -                   -



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

         Disposal of Riverboat Gaming Operation

         The Company's former wholly-owned subsidiary, Crescent City Capital Development Corp. ("CCCD"), was a 50% partner with Grand Palais Inc. in a River City Joint Venture ("RCJV"), a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The joint venture, which was accounted for on the equity method, was terminated in July 1995. The Company's riverboat, the Crescent City Queen, opened on April 4, 1995. On June 9, 1995, the riverboat casino operations in New Orleans was forced to cease due primarily to significant revenue shortfalls which resulted in operating losses that the Company could not continue to fund. On July 26, 1995, CCCD was involuntarily petitioned for reorganization under Chapter 11 of the Federal Bankruptcy Code. On July 28, 1995, the petition was changed to a voluntary filing. On October 13, 1996, CCCD filed a Plan of Reorganization (the "January Plan") under Chapter 11 which was confirmed on January 12, 1996. The January Plan was predicated upon an agreement (the "MRI Agreement") to sell CCCD to Mirage Resorts, Inc. ("Mirage") for $55,000,000 plus the assumption of certain equipment liabilities of up to $6,500,000. The sale was contingent upon certain waivers and conditions being achieved on or before January 24, 1996. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. On February 21, 1996, the Company entered into a stock purchase agreement (the "CMC Agreement") with Casino Magic Corp. ("CMC") to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of CMC. An Amended Plan of Reorganization (the "Amended Plan"), which was predicated upon the CMC Agreement, was filed by CCCD and was confirmed by the Bankruptcy Court on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD for an aggregate purchase price of $56,500,000, consisting of $15,000,000 in cash, Purchaser Notes of $35,000,000, and the assumption of up to $6,500,000 in certain equipment liabilities. The Purchaser Notes, due no later than May 13, 1999, had an interest rate of 11-1/2% per annum, payable quarterly beginning August 13, 1996, and was guaranteed by CMC. The Purchaser Notes were paid in full on July 29, 1996.

         For the period ended May 28, 1997, the Company recorded a gain on the disposal of the riverboat gaming asset of $364,000 which represented an adjustment to the carrying value of liabilities relative to the sale.

         For the year ended June 30, 1996, the Company recorded costs of operations of the riverboat gaming facility of $4,903,000, which included (i) legal fees of $2,192,000, (ii) equity in loss of the RVJV of $1,262,000, (iii) other reorganization items of $1,240,000, (iv) interest income of $11,000 and,
(v) interest expense of $220,000. Additionally, the Company recorded a gain on sale of the riverboat gaming assets of $17,542,000.

         For the year ended June 30, 1995, the Company recorded revenues from the riverboat gaming facility of $4,196,000, operating costs of $15,682,000, preopening expenses of $7,906,000, interest income of $674,000 and interest expense of $236,000, which resulted in a net operating loss of $18,954,000. Additionally, the Company recorded costs from the disposal of the riverboat gaming asset of $69,277,000, which included (i) charge for impaired assets of $38,500,000, (ii) cash held in escrow of $2,200,000, (iii) prepaid rent of $4,800,000 and (iv) wirte-off of acquired gaming assets of $23,725,000.

         Funds Held By Trustee for Old Senior Secured Noteholders

         As of June 30, 1996, approximately $22,500,000 was reflected as a contra-liability to the Old Senior Secured Notes and represented cash held by the Trustee for the benefit of the Old Senior Secured Noteholders against obligations owed by the Company to the Noteholders. The obligations included approximately $124,000,000 in Old Senior Secured Notes, a consent fee note payable of $1,350,000 and accrued interest of approximately $20,700,000. In addition, the Trustee held $28,000,000 in Purchaser Notes due from CMC as a result of the sale of CCCD which was reflected as notes receivable of $35,000,000 and accrued expenses of $7,000,000. On July 29, 1996, the Trustee distributed to the Old Senior Secured Noteholders, an aggregate of approximately $50,000,000, consisting of $28,000,000 in Purchaser Notes and approximately $22,000,000 in cash. The remaining $500,000 was held in escrow to indemnify CMC for any undisclosed liabilities arising from the sale of CCCD.

         Term Note Payable

         As of June 30, 1996, $19,000,000 was reflected as a term note payable. The Note was executed as an unsecured promissory note Payable to Republic Corporate Services, Inc. in connection with the buy-out, by the Company, of Republic's profit interest in CCCD. The note, was due April 26, 2002, with interest paid semi-annually at rate on of 11.5% per annum.

         Bank Line of Credit

         As of June 30, 1996, $2,000,000 was reflected as a Bank Line of Credit. This represented a the draw down in April 1995 of a credit line entered into between CCCD and First National Bank of Commerce on March 28, 1995, and guaranteed by the Company. The credit line was for the construction of the riverboat gaming facility. The Bank Line of Credit was due June 27, 1997 and had an interest rate of prime plus 2%.

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

         Plan of Reorganization

         The Plan provided for the continuation of Capital Gaming
International, Inc.'s operations. Under the Plan, the old common stock interests in Capital Gaming International, Inc. were canceled and the Company, as reorganized, issued new common stock (the "New Common Stock").

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

         Fresh Start Reporting

         In accordance with AICPA Statement of Position 90-7 "Financial reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company was required to adopt fresh-start accounting on the Effective Date. The effect of the adoption of fresh-start reporting is reflected in the June 30, 1997 Consolidated Balance Sheet. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. In order to accomplish this, the Company provided its financial advisors with cash flow projections for the post-reorganization operation of the Company's business under different scenarios. The scenarios, which ranged from three to eight years of post-reorganization operation, included assumptions related to the completion of the Narragansett project and the attraction of new management agreements. Due to the uncertainty surrounding the Narragansett project and the ability of the Company to attract and enter into new management agreements, there were significant differences in the cash flow projections under the various scenarios. Based upon their knowledge and experience in the gaming industry generally, and their familiarity with the Company's business and description of its contracts, the financial advisors applied appropriate probability factors to each of the scenarios, which reflected, among other things, the inherent risks in realizing the assumptions underlying each of the scenarios. The result of applying the factors to each of the scenarios produced a probability weighted cash flow projection for the Company as a whole. Due to the Company's expected NOL carryforwards, no consideration was given to the effect of federal income taxes. Further, as the Company has no significant tangible fixed assets, no consideration was given to the terminal value of the Company. A discount rate of 12% was the applied to the combined cash flow projections to determine their present value. This resulted in as estimated fair value of the Reorganized Company of approximately $23,500,000, which was approved by the Bankruptcy Court during its confirmation hearings. The excess of the reorganization value over the fair market value of the net assets, totaling about $9,339,000, is reported as excess reorganization value in the accompanying consolidated balance sheet and will be amortized over a period of four years.

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

         Reorganization adjustments for the period ended May 28, 1997 were comprised of:

          Legal/Professional Fees                    $(1,716,000)
          Interest Income                                 30,000
          Write-off of Goodwill                         (405,000)
          Excess Reorganization Value                  9,265,000
          Adjustments to Capital Stock                37,217,000
          Adjustment to Paid in Capital                7,877,000
                                                    ------------
               Total                                 $52,268,000


         Reorganization fees paid to management for the period ended May 28, 1997, included in Reorganization Items amounted to $1,463,000 for the year ended June 30, 1997. According to the Plan of Reorganization, this was comprised of (i) $900,000 from the discontinuance and sale of the riverboat operation in New Orleans, (ii) $550,000 in New Senior Secured Notes, and (iii) $13,000 in New Common Stock grants.

                  The effect of the Plan of Reorganization on the Balance Sheet as of May 28, 1997, is as follows:




                                     Prereorganized       Debt Discharge       Exchange of                          Reorganized
                                      Balance Sheet                               Stock           Fresh Start      Balance Sheet
Assets
------
                                                                                                                    <C.
Current Assets
  Cash and Cash Equivalents               $3,250,000      $           0    $             0        $         0       $3,250,000
  Restricted Funds in Escrow                 924,000                  0                  0                  0          924,000
  Interest Receivable                         78,000                  0                  0                  0           78,000
  Native American Management Fees
   and Expenses Receivable                   813,000                  0                  0                  0          813,000
  Current Portion-Native American
   & Other Loans Receivable                3,931,000                  0                  0                  0        3,931,000
  Notes Receivable From Officers'            250,000                  0                  0                  0          250,000
  Prepaid Expenses and Other Current
   Assets                                    638,000                  0                  0                  0          638,000
Property and Equipment                        93,000                  0                  0                  0           93,000
Excess Reorganization Value                        0                  0                  0          9,339,000        9,339,000
Other Assets                                       0                  0                  0                  0                0
  Native American Loans Receivable         4,032,000                  0                  0                  0        4,032,000
  Investments in Native American
   Management Agreement                    2,002,000                  0                  0                  0        2,002,000
Notes Receivable, Other                       80,000                  0                  0                  0           80,000
Deferred Financing Costs                   4,311,000                  0                  0         (4,311,000)               0
Goodwill                                     405,000                  0                  0           (405,000)               0
Deposits and Other Assets                          0                  0                  0                  0                0
                                     ---------------------------------------------------------------------------------------------
                  TOTAL ASSETS           $20,807,000      $           0    $             0         $4,623,000      $25,430,000
                                     =============================================================================================
Liabilities and Shareholders'
Equity (Deficit)
-----------------------------

Current Liabilities
Accounts Payable and Accrued Expenses     $1,930,000      $           0    $             0        $         0       $1,930,000
Accrued Interest on Secured Notes                  0                  0                  0                  0                0
12.0% Senior Secured Notes Payable                 0         23,100,000                  0                  0       23,100,000
Liabilities Subject to Compromise        132,389,000       (132,389,000)                 0                  0                0
Common Stock                              37,617,000                  0        (37,617,000)           400,000          400,000
Additional Paid In Capital                 7,877,000                  0         (7,877,000)                 0                0
Retained Earnings (Deficit)             (159,006,000)          (550,000)        45,494,000          4,223,000                0
                                                   0        132,389,000                  0                  0                0
                                                   0        (22,550,000)                 0                  0                0
                                     ---------------------------------------------------------------------------------------------
TOTAL LIABILITIES & EQUITY               $20,807,000      $           0    $             0         $4,623,000      $25,430,000
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

         Excess Reorganization Value

         Excess Reorganization Value is amortized on a straight line basis over four years. When changes in circumstances require, management evaluates events and circumstances in order to determine whether the recorded balance has been impaired. If impairment is deemed to exist, the excess reorganization value will be written down to fair value. As of June 30, 1997, management expects the asset to be fully recoverable.

         Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards and of deferred tax liabilities for taxable temporary differences. Measurement of the current deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and impairment of assets recognized in different periods for financial reporting and tax purposes.

         Capitalization of Development Costs

         The costs associated with developing, negotiating and securing new management agreements are expensed as incurred until such time when management belives the development of a casino facility is likely. This juncture in development requires, at a minimum, a management contract in effect and indications that regulatory approvals and licensure is probable. Subsequent costs are capitalized and included in Investments in Native American Management Agreements. Amortization of capitalized amounts related to new contracts begins when the facility opens.

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

         Reclassifications

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

(3)      NATIVE AMERICAN GAMING OPERATIONS

         Facility Openings and Summarized Financial Information - On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers video slot machines, keno, non-banking table games, off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 the facility produced approximately $337,000, $3,529,000, $3,210,000 and $1,365,000 respectively in management fees for the Company.

         On April 27, 1995, the Tonto Apache Tribe opened the 35,000 square foot Mazatzal Casino located north of Phoenix, Arizona. The casino features slot machines, keno, non-banking table games and high stakes bingo. The Company, as manager of the casino, collected approximately $232,000, $1,823,000, $1,961,000 and $305,000 in management fees for the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 respectively.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers table games, poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space of 65,000 square feet. The Company, as manager of the facility, collected approximately $184,000, $2,176,000, $2,038,000 and $615,000 for the periods
May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 respectively.

         During the year ended June 30, 1996, the Cow Creek Management contract was terminated in exchange for a payment of $3,000,000. The Cow Creek facility generated an additional $618,000 in management fees during the year ended June 30, 1996.

         Total management fees for the periods ended June 30, 1977 and May 28, 1997 and the years ended June 30, 1996 and 1995 were approximately $753,000, $7,447,000, $7,663,000 and $6,441,000 respectively.

         CGMI currently has management contracts for three operating Native American facilities. The loss of any one contract could result in a significant negative impact in the near term.

         Summarized financial information of CGMI is provided below. For periods ended June 30, 1997 and May 28, 1997, and the years ended June 30, 1996 and 1995 the net income (loss) reflects approximately $27,000, $483,000, $1,900,000 and $2,200,000 respectively in interest expense to the parent.


                          June 30, 1997             June 30, 1996
                          -------------             -------------
Assets:
 Current Assets           $ 4,084,000               $ 4,620,000
 Non-Current Assets         9,992,000                10,832,000
                          -----------               -----------
                          $14,076,000               $15,452,000
                          ===========               ===========

Liabilities:
 Current Liabilities      $   689,000               $ 1,480,000
 Due to (from) Parent        (536,000)                6,340,000
 Non-Current Liabilities            -                         -
 Net Book Value            14,229,000                 7,632,000
                          -----------               -----------
                          $14,076,000               $15,452,000
                          ===========               ===========

 Management Fees          $ 8,200,000               $ 7,663,000
                          ===========               ===========


         Acquisition of CGMI - In March 1993, the Company signed a stock purchase agreement to purchase all of the 630 shares of outstanding voting common stock of British American Bingo, Inc. for a purchase price of $2,500,000. The closing under the Stock Purchase Agreement occurred on November 19, 1993 and a final additional payment of $113,000 was made on that date for additional assets. On August 11, 1994, British American Bingo, Inc. changed its name to Capital Gaming Management, Inc. ("CGMI").

         The acquisition of CGMI was recorded under the purchase method of accounting. Accordingly, the total purchase price of $2,613,000 was allocated to assets acquired and liabilities assumed based on their estimated fair values. Expenses of the acquisition were not material. The excess of purchase price over fair value of assets and liabilities acquired was recorded as goodwill. As a result of the Company's Chapter 11 reorganization, goodwill was reduced to $0 at May 28, 1997.

         Condensed balance sheet data for the acquired net assets is as follows:

   Current Assets, (including cash of $197,000)                 $  612,000
   Land and Other Assets                                           168,000
   Investment in Native American Management Agreements - Net     1,578,000
   Native American Casino Development Advances                     996,000
   Liabilities                                                  (1,547,000)
                                                                ----------
   Fair Market Value of Net Assets                              $1,807,000
   Purchase Price                                                2,613,000
                                                                ----------
   Goodwill                                                     $  806,000
                                                                ==========

(4)      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract - Native American Casino (Rhode Island). CDGC has entered into a seven-year management and development contract with the Narragansett Tribe (as amended, the "Narragansett Contract"). The Narragansett Contract provides for CDGC to receive an annual management fee of 30% of net distributable profits (as defined therein) of the facility for the first five years and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance a construction loan to be repaid over a seven-year period. The Narragansett Contract was submitted to the National Indian Gaming Commission for approval in June 1995. In light of certain federal legislation as well as pending litigation, no assurance can be given if, or when, such approval will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class
III) under Indian Gaming Regulatory Act. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract.

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

         Congressional review of the Chafee Rider was initiated on May 1, 1997, with a hearing before the Committee on Resources of the U.S. House of Representatives. The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island, who support the Chafee Rider. Following this hearing, on June 19, 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee on Resources. Joining Rep. Kennedy as original co-sponsors of H.R. 1983 were Rep. Don Young (R-AK), the Chairman of the Committee on Resources, and Rep. Dale E. Kildee (D-MI), a member of the Committee on Resources, and Co-Chairman of the Congressional Native American Caucus. H.R. 1983 has been referred to and is pending before the Committee on Resources.
                                     F-21

         In spite of the set-back caused by the Chafee Rider, the Company intends to pursue the Narragansett development project. There can be no assurance, however, that any legislative or judicial efforts to overturn the Chafee Rider will be successful.

         The Company has continued funding the on-going development costs of the Rhode Island Development Project. None of these costs have been capitalized. Included in Native American Gaming Development Costs in the statement of operations for the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 are $532,000, $1,799,000, $1,899,000 and $1,927,000 respectively in costs related to the development of this management contract. At June 30, 1997, approximately $7,432,000 is expected to be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe as repayment will be made from the Net Distributable Profits of the gaming facility.

(5)      EXCESS REORGANIZATION VALUE

         Accumulated amortization and amortization expense of excess reorganization value was approximately $193,000 as of June 30, 1997 and for the period May 29, 1997 to June 30, 1997.

(6)      INCOME TAXES




                                      Components of Income tax expense


                                        Reorganized                          Predecessor Company
                                          Company        -------------------------------------------------------------

                                       May 29, 1997          July 1, 1996               Years ended June 30,
                                          Through              Through              -------------------------
                                       June 30, 1997         May 28, 1997           1996                 1995
                                       -------------         ------------           ----                 ----
Current:
     Federal                          $     --                 $     --           $     --             $   --
     State                             (15,000)               ($123,000)           (321,000)               --
-----------------------------------------------------------------------------------------------------------------------
Current Expense                      ($ 15,000)               ($123,000)          ($321,000)               --


A reconciliation of Income tax (expense) benefit at the federal statutory rate to the Company's effective Income tax (expense) benefit is as follows:


                                                                              Predecessor Company
                                    Reorganized Company      --------------------------------------------------------
                                          May 29, 1997       July 1, 1996               Years ended June 30,
                                          through               through              -------------------------
                                       June 30, 1997         May 28, 1997             1996                1995
                                       -------------         ------------             ----                ----
Federal Income Tax Benefit (Expense)
at the Statutory Rate                 $454,000              ($15,100,000)            $5,098,000        $5,308,000

State Tax Benefit, (Expense) Net
of Federal Tax Benefit                 (15,000)                 (123,000)              (321,000)        3,180,000
(Non) Recognition of NOL
Carryforward                          (454,000)               15,100,000             (5,098,000)       (8,496,000)
----------------------------------------------------------------------------------------------------------------------
Current Expense
                                      $(15,000)                $(123,000)             ($321,000)              $ 0
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

         As a result of the Company's Chapter 11 proceedings, for financial reporting, the Company recorded significant tax changes. Such changes are reflected in the June 30, 1997 deferred tax asset amount as set forth below. Substantial net operating loss carryforwards ("NOL's") generated in previous years totaling approximately $107,000,000 were reduced by approximately $75,500,000, leaving the Company with remaining NOL's totaling approximately $31,500,000 assuming that section 382(1)(5) applies. The reductions are mainly a result of the cancellation of Indebtedness income effected by the reorganization.

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

         Pursuant to SOP 90-7 any benefits the Company may receive from the utilization of preconfirmation net operating loss carryforwards will first reduce excess reorganization value until exhausted and thereafter be reported as a direct addition to paid-in capital.

The Income tax effects of temporary differences that give rise to significant portions of deferred income tax assets as of June 30, 1997 and 1998 are as follows:


                                                1997               1998
                                                ----               ----
Deferred Income Tax Assets:
   Federal Net Operating Losses            $    10,698,000    $    24,500,000

   State Net Operating Losses                    2,138,000          4,277,000
                                         --------------------------------------
Total Deferred Income Tax Assets                12,836,000         28,777,000

Valuation Allowance                            (12,836,000)       (28,777,000)
                                         ======================================
Net Deferred Income Tax Assets                         $ 0                $ 0
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


             For the years ended:

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

         Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. These receivables are due from four tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectibility is forced into litigation. The Company does not require collateral from the Tribes to secure its receivable. Management has no disputes with any Native American tribe that would place doubt on the full collectibility of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreement executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement.

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
                                                ============        ===========

         Depreciation expense for the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 is $3,000, $34,000, $37,000 and $65,000 respectively and is included as part of depreciation and amortization expense.

(9)      INVESTMENT IN NATIVE AMERICAN MANAGEMENT AGREEMENTS

         The balance of $1,937,000 as of June 30, 1997 in this caption on the balance sheet represents capitalized costs and payments related only to the remaining Class III management agreements. The Company is amortizing such amounts over five years on the straight line method. The remaining lives of these management contracts is approximately 2-3 years. Amortization for the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 was approximately $59,000, $687,000, $860,000 and $293,000, respectively. Accumulated amortization as of June 30, 1997 and 1996 was approximately $1,290,000 and $1,412,000 respectively. When changes in circumstances require, the management of the Company will evaluate whether the individual carrying value of these assets has been impaired by comparing the carrying value to the value of the projected net cash flow from related operations. As of June 30, 1997, management expects the assets to be fully recoverable.

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

         The indenture - The proceeds from the issuance of the Company's New Senior Secured Notes are subject to certain restrictions, and the Company is subject to certain restrictive covenants, including dividend restrictions, pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions.

         Default Under Amended Indenture: The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) an Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement and, therefore no such proposed member has qualified to serve on such committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of applicable licensing requirements. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants in the Amended Indenture. The Company has been notified by the Amended Indenture Trustee that the Amended Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date (including the failure of the Company to have its budget approved by the Advisory Committee) constitute a default under the Amended Indenture. To date, however, the Amended Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Amended Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until November 14, 1997 during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with Counsel and a Noteholder representing a majority of Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee and provide for an Advisory Committee with the authority to approve the Company's budget without the need for Advisory Committee members to be licensed as required by gaming regulators or the possible elimination of the Advisory Committee concept from the Indenture altogether.

         The Amended Indenture Trustee, the majority of Noteholders and the Company believe it is probable that the parties will be able to amend the Amended Indenture to cure the default by November 14, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Amended Indenture Trustee would elect to declare an Event of Default in which case the New Senior Secured Notes could be accelerated and the Amended Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

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

         In accordance with Section 10 of the Company's Certificate of Incorporation, the Company is imposing certain transferability restrictions upon its 5-percent shareholders for purposes of Tax Code ss. 382. These restrictions generally provide that the 5-percent shareholders shall be prohibited from transferring shares of New Common Stock without the consent of a designated Tax Advisor (the "Tax Advisor"). The Tax Advisor shall have no obligation to consent to a transfer unless it determines that the proposed transfer and any related proposed transfers do not create an unreasonable risk of loss of, or material litigation on, the Company's use of its net operating loss carryforwards.

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

         The Company has covenanted to file, upon request from the Advisory Committee or the Holders of the New Senior Secured Notes or the Holders of the New Common Stock, a registration statement under the Securities Act of 1933 with respect to the New Senior Secured Notes and the New Common Stock. The Company also has agreed to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 180 days following such notice.

(15)     PENSION PLAN

         Effective November 1, 1994, the Company adopted a defined contribution (401(k)) plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 50% of the employee's contribution up to a maximum of 4% of salary. Expense for the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the years ended June 30, 1996 and 1995 was approximately $22,000, $51,000, $22,000 and $43,000 respectively.

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

(17)       CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments in high credit quality financial institutions and currently invests primarily in U.S. government and Euro rollover obligations that have maturities of less than three months. The Company does not have cash that is subject to credit risk beyond FDIC insured limits. The Company had approximately $3,985,000 and $2,261,000 at June 30, 1997 and 1996
respectively, in repurchase agreements, cash management funds and Euro investments which are not insured.

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

The loss of any one of these Tribes could have a material adverse effect on the Company's financial condition.

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

         Approximately $103,464,000 was recorded as an extraordinary gain as the result of the Company's debt restructuring under Chapter 11 and the adoption of fresh-start reporting. The $103,464,000 is comprised of the following:

         Write-off Deferred Finance Costs and
           Original Issue Discounts                              $   (4,311,000)
         Record New Notes in exchange for old debt                  (23,100,000)
         Record New Notes issued to management
           included in Reorganization Items                             550,000
         Reduce Liabilities Subject to Compromise to zero           130,325,000
                                                              -----------------
              Total                                                $103,464,000

         There is no income tax effect on the extraordinary items due to the cancellation of indebtedness as more fully described in Note 6.


(20)      RESTRICTED FUNDS IN ESCROW

         Restricted funds in escrow consist of $500,000 with an escrow agent in New Orleans, Louisiana representing funds withheld from the sale of CCCD and $426,000 held in escrow by the Bond Indenture Trustee. On July 17, 1997, the $500,000 was transferred to the Bond Indenture Trustee. The total $926,000 currently held by the Bond Indenture Trustee is for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes and is classified as non-current.

(21)     LEGAL PROCEEDINGS

         Pursuant to the Plan, all legal proceedings against the parent company prior to the Effective Date of May 28, 1997 were settled pursuant to the Plan. As a result there was no litigation pending against the parent company on the May 28, 1997 Effective Date. The Company may be subject to various legal proceedings in the ordinary course of business although is not aware of the existence of any such pending or threatened legal proceedings at this time.

(22)       NEW AUTHORITATIVE PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share and FASB No. 129, Disclosure of Information About Capital Structure. Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. SFAS 128 is not expected to have a material impact on the Company.


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

            INDEPENDENT AUDITOR'S REPORT ON SUPPLEMENTARY SCHEDULE


To the Board of Directors and Stockholders of Capital Gaming International, Inc.
 Phoenix, Arizona



         Our report on the consolidated financial statements of Capital Gaming International, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement Schedule II, Valuation and Qualifying Accounts, on page S-2 of Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                           MOORE STEPHENS, P.C.
                                           Certified Public Accountants

Cranford, New Jersey
August 22, 1997

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