Form 10-Q
period 1997-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1997-11-14
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                          Commission File No. 0-19128

                             ---------------------

                      CAPITAL GAMING INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             New Jersey                                  22-3061189
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        2701 East Camelback Road,                       85016
               Suite 484                             (Zip Code)
           Phoenix, Arizona
(Address of principal executive offices)


                            ---------------------

      Registrant's telephone number, including area code: (602) 667-0670

                                Not applicable
             (Former name, former address and former fiscal year,
                        if changed since last report)
          ----------------------------------------------------------




         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]     No [   ]


Indicate the number of shares outstanding fo each of the issuer's class of common stock as of November 1, 1997: 1,866,667

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               September 30, 1997 and June 30, 1997 [Unaudited]               1

            Consolidated  Statements of Operations for the three months
               ended September 30, 1997 and 1996 [Unaudited]                  3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the three months ended September 30, 1997 [Unaudited]          4

            Consolidated Statements of Cash Flows for the three months
               ended September 30, 1997 and 1996 [Unaudited]                  5

            Notes to Consolidated Financial Statements [Unaudited]            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     15

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                   22

Item 3.  Default Upon Senior Securities                                      23

Item 6.  Exhibits and Reports on Form 8-K                                    24

Signature Page                                                               25

PART I., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                  September 30, 1997         June 30, 1997
                                                                  ------------------         -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 5,145                $ 3,923
   Interest Receivable                                                       62                     72
   Native American Management Fees & Expenses Receivable                    834                    771
   Current Portion - Native American Loans Receivable                     4,032                  3,943
   Current Portion - Notes Receivable, Other                                 17                     20
   Notes Receivable From Officers'                                          250                    250
   Prepaid Expenses and Other Current Assets                                324                    417
                                                                        -------                -------
TOTAL CURRENT ASSETS                                                     10,664                  9,396
                                                                        -------                -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       25                     15
                                                                        -------                -------

EXCESS REORGANIZATION VALUE, Net [Note 3]                                 8,494                  9,072
                                                                        -------                -------

OTHER ASSETS:
   Restricted Funds (Note 8]                                                948                    926
   Native American Loans Receivable                                       2,649                  3,688
   Investment In Native American Management
      Agreements, Net                                                     1,760                  1,937
   Notes Receivable, Other                                                   83                     80
                                                                        -------                -------

TOTAL OTHER ASSETS                                                        5,440                  6,631
                                                                        -------                -------

TOTAL ASSETS                                                            $24,623                $25,114
                                                                        =======                =======


[A] Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                       September 30, 1997         June 30, 1997
                                                                       ------------------         -------------
                                                                           [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $  1,433                 $  2,714
    Accrued Interest                                                             939                      251
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                      2,372                    2,965
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                 23,100                   23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                             25,472                   26,065
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,866,667                                           400                      400

    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                 (1,249)                  (1,351)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                     (849)                    (951)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 24,623                 $ 25,114
                                                                            ========                 ========

[A] Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)


                                                                  Reorganized Company         Predecessor Company
                                                                  --------------------        --------------------
                                                                   Three Months Ended          Three Months Ended
                                                                   September 30, 1997          September 30, 1996
                                                                  --------------------        --------------------
REVENUES:
    Native American Casino Management Fees                           $     2,645                 $     2,137
                                                                     -----------                 -----------
TOTAL REVENUES                                                             2,645                       2,137
                                                                     -----------                 -----------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                                        440                         473
    Native American Gaming Development Costs                                 325                         296
    Professional Fees                                                        194                         682
    General and Administrative                                               336                         488
    Depreciation and Amortization                                            760                         235
                                                                     -----------                 -----------
TOTAL COSTS AND EXPENSES                                                   2,055                       2,174
                                                                     -----------                 -----------
INCOME [LOSS] FROM OPERATIONS                                                590                         (37)
                                                                     -----------                 -----------
OTHER INCOME [EXPENSE]:
    INTEREST INCOME                                                          245                         168
    INTEREST EXPENSE                                                        (688)                     (4,306)
                                                                     -----------                 -----------
TOTAL OTHER INCOME [EXPENSE]                                                (443)                     (4,138)
                                                                     -----------                 -----------
INCOME (LOSS] BEFORE INCOME TAX                                              147                      (4,175)

PROVISION FOR INCOME TAX EXPENSE [Note 6]                                    (45)                       (115)
                                                                     -----------                 -----------
INCOME [LOSS] BEFORE EXTRAORDINARY ITEM                                      102                      (4,290)

    Extraordinary Item - Loss on Early Extinguishment
       of Debt [Note 9]                                                                               (1,998)
                                                                     -----------                 -----------
NET INCOME [LOSS]                                                    $       102                 $    (6,288)
                                                                     ===========                 ===========

NET INCOME [LOSS] PER SHARE                                          $      0.05                 $       N/A
                                                                     ===========                 ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                                 1,866,667                         N/A
                                                                     ===========                 ===========

[A] Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.

[B] The weighted average common and equivalent shares outstanding and net income (loss] per share for the Predecessor Company
    (Periods through May 28, 1997) are not presented becuase, due to the Company's reorganization and implementation of fresh-start reporting, they are not comparable.


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1997                      1,866,667      $     400       $         0      $    (1,351)

    Net Income for the Three Months                                                                  102
       Ended September 30, 1997
                                            ----------       --------        ----------       ----------

BALANCE - SEPTEMBER 30, 1997                 1,866,667      $     400       $         0      $    (1,249)
                                            ==========       ========        ==========       ==========


[A] Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)


                                                                          Reorganized Company  Predecessor Company
                                                                          -------------------- -------------------
                                                                           Three Months Ended   Three Months Ended
                                                                           September 30, 1997   September 30, 1996
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income [Loss]                                                           $  102             $(6,288)
                                                                                ------             -------

    Adjustments to Reconile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                            760                 235
          Amortization of Deferred Finance Charges and Original
              Issue Discounts                                                                          426
              Loss on Early Debt Extinguishment                                                      1,998

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                               10                 140
                  Management Fees and Expenses Receivable                          (63)               (128)
                  Prepaids and Other Current Assets                                 93                  18
                  Restricted Funds                                                 (22)
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                         (1,281)                 83
                  Accrued Interest                                                 688               3,852
                                                                                ------             -------

    Total Adjustments                                                              185               6,624
                                                                                ------             -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          287                 336
                                                                                ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                                 950               1,104
    Purchase of Furniture, Fixtures and Equipment                                  (15)
                                                                                ------             -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                          935               1,104
                                                                                ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Reduction in Equipment Notes                                                                      (397)
                                                                                ------             -------

NET CASH USED IN FINANCING ACTIVITIES                                                0                (397)
                                                                                ------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,222               1,043

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                 3,923               2,102
                                                                                ------             -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                      $5,145             $ 3,145
                                                                                ======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                 $    0             $    27
       Income Taxes                                                             $    0             $     0

[A] Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

PART I., Item 1.

                      CAPITAL GAMING INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [UNAUDITED]

[1]       ORGANIZATION

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of Native American gaming facilities is conducted through Capital Gaming Management Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The Company is also engaged in the development of the Narragansett Casino Project in Rhode Island (the "Rhode Island Project"). The development of the Rhode Island Project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         CGMI developed and currently manages and operates three Class III Native American gaming facilities located in separate jurisdictions as follows:

                  Muckleshoot Tribe - Auburn, Washington (Class III facility became operational in April 1995)

                  Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CDGC has a managment and development contract with the Narragansett Tribe for the development of a Class II and Class III gaming facility in Charlestown, Rhode Island.

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheets and Changes in Stockholders' Deficit as of September 30, 1997 and the Consolidated Statements of Operations and Cash Flows for the three-month periods ended September 30, 1997 and 1996 are unaudited. The June 30, 1997 Balance Sheet data was derived from audited consolidated financial statements. These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1997 and June 30, 1997, and the results of its operations and cash flows for the three-month periods ended September 30, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

         The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

         Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

[3]      REORGANIZATION UNDER CHAPTER 11

         Reorganization Proceedings

         On December 23, 1996 (the "Petition Date"), the Company, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Camden, New Jersey (the "Bankruptcy Court"). The petition did not involve the Company's wholly-owned subsidiaries. On the Petition Date, the Company filed a pre-negotiated plan of reorganization (the "Plan") and an accompanying disclosure statement (the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

         Subject to certain exceptions under the Bankruptcy Code, the Company's reorganization proceedings automatically enjoined the continuation of judicial or administrative proceedings against the Company. Any creditor actions to obtain possession of, or control over, property of the Company, or to create, perfect or enforce any liens against the property of the Company were also enjoined. As a result, the creditors of the Company were precluded from collecting pre-petition debts without approval of the Bankruptcy Court.

         The Company operated as a debtor-in-possession until March 19, 1997. As a debtor-in- possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without approval of the Bankruptcy Court. On March 19, 1997 the Bankruptcy Court conducted a hearing regarding the confirmation of the Plan and entered an order confirming the Plan. As contemplated by the Plan, on May 28, 1997 (the "Effective Date"), the Company emerged from Chapter 11 and consummated the Plan.

         Plan of Reorganization

         The Plan provided for the continuation of the Company's operations. Under the Plan, the old common stock of the Company (the "Old Common Stock") was canceled and the Company, as reorganized, issued 1,866,667 shares of its new common stock, no par value (the "New Common Stock")

         The Plan provided generally that creditors of the Company receive distributions as follows: (i) holders of Old Senior Secured Notes received in the aggregate (A) on account of their Allowed Secured Claims (as defined in the Plan), their pro-rata share of the Company's 12% Senior Secured Notes due 2001 (the "New Senior Secured Notes") having a principal face amount of $21,450,000, and 1,225,000 shares of the New Common Stock; and (B) on account of their Unsecured Deficiency Claims (as defined in the Plan) totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims (see subparagraph (iii) below); (ii) holders of Secured Claims that are not Claims arising out of Old Senior Secured Notes receive, at the option of the Company: (x) such treatment as will leave such holders unimpaired; (y) payment in full, in cash; or (z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company receive their pro-rata share of
(A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions (as defined in the Plan) recovered pursuant to the Plan; and $1,100,000 in New Senior Secured Notes. With respect to Class 4 Claims (as defined in the Plan), the trustee (the "Indenture Trustee") with respect to the amended and restated indenture relating to the New Senior Secured Notes (the "Amended Indenture") could receive no more than 375,000 shares of New Common Stock and $550,000 in New Senior Secured Notes on account of its allowed Class 4 Claim, and any shares the Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Senior Secured Notes is required to be distributed pro-rata to all other holders of Allowed Class 4 Claims.

         The Plan additionally provided that the Holders of the Old Common Stock receive their pro-rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock of the Company were canceled and holders of such rights receive no distributions of property on account thereof.

         The terms of the Plan further provides for the discharge of all claims against the Company and/or release of liability only of the Company, its wholly-owned subsidiaries and their respective present and former directors, officers and employees, the Indenture Trustee and the Noteholders Steering Committee (as defined in the Plan) of all liabilities in any way related to the Company. In addition, a critical element of the Plan is the release by the Indenture Trustee and each of the Noteholders of all their claims against subsidiaries of the Company arising out of guarantees and pledges, except for the treatment of their claims provided under the Plan.

         The Plan also provides for the continued employment of the Company's key management officials under their existing employment contracts, as modified.

         Fresh-Start Reporting

         In accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company was required to adopt fresh-start reporting on the Effective Date.

         In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated the fair value of the Company without regard to liabilities (the "Reorganization Value") at $23,500,000. The excess of the Reorganization Value over the fair market value of the net assets of the Company, totaling approximately $9,339,000 was recorded as Excess Reorganization Value on the Effective Date. The estimate of Reorganization Value was based on cash flow projections, under varying scenarios and assumptions, for the post-reorganization operations of the Company. The significant assumptions underlying the estimate were: (i) various scenarios regarding the acquisition of new management contracts and the completion of the Rhode Island Project; (ii) term of post-reorganization operations from three to eight years; (iii) a discount rate of 12%; and (iv) no consideration for federal income taxes due to the Company's expected utilization of its Net Operating Loss Carryforwards. As the assumptions underlying the estimate of Reorganization Value relate to events and circumstances that have not yet taken place, such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

         The effect of the adjustments required in adopting fresh-start reporting are reflected in the Balance Sheet data as of June 30, 1997. As a result of the adoption of fresh-start reporting, the Consolidated Financial Statements for the Reorganized Company are not comparable to those of the Predecessor Company prepared prior to the Effective Date.

 [4]     SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's form 10-K, as amended, for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

[5]      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract

         Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Charleston, Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of net distributable profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the National Indian Gaming Commission ("NIGC") for approval in June 1995.

         In August 1996, the NIGC submitted comments on the Narragansett Contract. As a result of the Decision (as defined below) invalidating the Compact (as defined below), the NIGC informed the Company and the Narragansett Tribe that the NIGC would only consider a contract relating solely to Class II gaming. In light of this, the Company bifurcated the Narragansett Contract (the "Management Agreement") and submitted it on June 21, 1996 for review and approval by the NIGC of only the portions relating to Class II gaming. The Company reclassified the Class III contract as a development contract until such time as a Tribal/State Compact for Class III gaming was signed. However, as a result of the Chafee Rider (as defined below), on December 16, 1996, the NIGC declined further review of the Management Agreement.

In declining to review the Management Agreement, the Chairman of the NIGC asserted that as a result of the application of the Chafee Rider, the Narragansett Tribe lost its rights to conduct both Class II and Class III gaming under the Indian Gaming Regulatory Act ("IGRA"). An appeal of the NIGC's action was filed on December 20, 1996, and on June 17, 1997, the NIGC issued a final decision upholding the Chairman's actions.

         In light of the Decision (as defined below) to invalidate the Compact and the application of the Chafee Rider (as defined below), no assurance can be given if, or when, such approval will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract.

         Tribal/State Compact

         In August 1994, a Tribal/State Compact (the "Compact") was entered into between the Narragansett Tribe and Governor Bruce Sundlan of Rhode Island. In October and November of 1994, two lawsuits were filed, including one filed by Rhode Island Attorney General Pine (the "Pine Case") seeking to void the Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State Legislative approval. In 1995, Rhode Island's new Governor, Governor Almond, joined in the Pine Case.

         In February 1996, the United States District Court for the District of Rhode Island decided that the Compact was void for lack of State Legislative approval (the "Decision"). The State of Rhode Island has subsequently refused to negotiate with the Narragansett Tribe. In light of this Decision, and similar decisions in other states, the Secretary of the Interior (the "Secretary") has requested comments as to whether the Secretary has the authority to adopt Secretarial procedures to permit gaming under IGRA for the Tribes in states (such as Rhode Island) that refuse to negotiate Tribal/State Compacts in good faith. If the Secretary concludes that the authority exists to adopt such procedures, the Company believes that the Secretary may adopt such procedures so as to impose a Tribal/State Compact allowing gaming under IGRA by the Narragansett Tribe in the State of Rhode Island. However, as a result of the Chafee Rider (as defined below), there can be no assurance that the Secretary will have the authority to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

         The Chafee Rider

         In September 1996, federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility is planned) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett Tribe by treating it differently than every other Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of ranking members of the Senate Indian Affairs Committee.

         In February 1997, as a result of the NIGC's decision and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the"District Court"), naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court, that among other things, the Chafee Rider is unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, and an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgement in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgement. A notice of appeal has been filed by the Narragansett Tribe in the United States Court of Appeals for the District of Columbia.

         In May 1997, a Congressional Review of the Chafee Rider was initiated with a hearing before the Committee on Resources of the U.S. House of Representatives (the "Committee"). The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of the repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island who supported the Chafee Rider. In June 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee, and co-sponsored by Rep. Don Young (R-AK), the Chairman of the Committee and Rep. Dale E. Kildee (D-MI), a member of the Committee and Co-Chairman of the Congressional Native American Caucus. H.R. 1983 has been referred to and is pending before the Committee. No assurances can be given as to the ultimate outcome of H.R. 1983.

         Ongoing Project Development

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and, possibly, local referendum. There can be no assurance that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In spite of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, the Company intends to pursue the Rhode Island Project. There can be no assurance that any legislative, judicial or administrative efforts will be successful. The Company has continued to fund the on-going development costs of the Rhode Island Project. None of the these costs have been capitalized. Included in Native American Gaming Development Costs are approximately $467,000 and $281,000 in costs associated with the Rhode Island Project for the three-month periods ended September 30, 1997 and 1996 respectively. Additionally, as of September 30, 1997, approximately $7,917,000 in development costs of the Rhode Island Project is expected to be recoverable by the Company. These costs will be recoverable only if and when a gaming facility is established by the Narragansett Tribe as repayment of the development costs will be made solely from the net distributable profits of the gaming facility.

[6]      INCOME TAXES

         Net Operating Loss Carryforwards ("NOLs")

         The following description of the Company's NOLs is based on the Company's analysis of the application of the relevant sections of the United States Tax Code (the "Tax Code"). There can be no assurance that the Internal Revenue Service ("IRS") or the courts will agree with the Company's analysis. There are substantial risks associated with the Company's utilization of the NOLs.

         If a corporation undergoes a 50% "ownership change" (as defined), Tax Code ss. 382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate) of the fair market value of the equity of the corporation at the time of the ownership change (the "382 Limitation").

         A 50% ownership change was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Plan, however, the Company believes that an exception under Tax Code ss. 382(l)(5) applies to the transfer. Tax Code ss. 382(l)(5) provides that the 382 Limitation does not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case and (2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness. Indebtedness of creditors qualifies as "old and cold" if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter 11 case, or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt.

         The Company has attempted to determine the extent to which the indebtedness of the creditors who receive New Common Stock pursuant to the Plan qualifies as "old and cold". In certain instances there is still a lack of corroborative evidence as to the status of certain creditors. Further, the Indenture Trustee has not, as of yet, fixed the record date for determining who is entitled to receive a distribution of the New Common Stock as a result of being a holder of the Old Senior Secured Notes. Due to the uncertainty related to these issues, the Company is unable to document that Tax Code ss. 382(l)(5) applies to the ownership change that occurred as a result of the implementation of the Plan. However, based on the information available to the Company, the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" so that Tax Code ss. 382(l)(5) will apply. There is no assurance that documentation will ultimately be obtained by the Company to confirm this belief. Likewise, if the Indenture Trustee fixes a record date for distribution of the New Common Stock that is after the Effective Date of the Plan, transfers of the right to receive New Common Stock after the Effective Date, may cause the Company not to be able to avail itself of Tax Code ss. 382(l)(5).

         As of September 30, 1997, assuming the 382 Limitation does not apply, the Company believes it has a Net Operating Loss Carryforward (after reductions as a result of the cancellation of indebtedness under the Plan) of approximately $31,500,000, which begins to expire in the year 2009.

         If the Company is subject to the 382 Limitation, its annual 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.54% on the Effective Date) times the fair market value of the equity of the Company immediately before the ownership change ($400,000 on the Effective Date). Thus if the Company is subject to the 382 Limitation, then the Company could use only approximately $23,000 of its NOLs each year until they expire.

         Any deferred tax asset resulting from the Net Operating Loss Carryforwards has been fully allowed because realization cannot be assured at this time. Pursuant to SOP 90-7, any benefits the Company may receive from the utilization of the Net Operating Loss Carryforwards will first reduce the Excess Reorganization Value until exhausted and thereafter be reported as a direct addition to paid-in capital.

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $45,000 and $115,000 for the three-month periods ended September 30, 1997 and 1996 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income [Loss] Before Income Tax for the Company.

[7]      NEW SENIOR SECURED NOTES

         The Amended Indenture

         The proceeds from the issuance of the Company's New Senior Secured Notes are subject to certain restrictions, and the Company is subject to certain restrictive covenants, including divided restrictions , pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has failed to form as required by the Amended Indenture. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until December 15, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by the gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by December 15, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee would elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         As per the terms of the Amended Indenture, the Indenture Trustee has notified the Company that it is required to make an interest payment of $1,285,900 (the "Interest Payment") by November 17, 1997. On November 11, 1997, the Company tendered the Interest Payment as follows: (a) the Company authorized and directed the Indenture Trustee to immediately apply $500,000 in Company funds ("Company Funds") presently held by the Indenture Trustee, as partial payment of the Interest Payment; and (b) the remaining $785,900 of the Interest Payment was paid by the Company in funds payable to the Indenture Trustee. The original source of the Company Funds was an escrow established in connection with the sale by the Company of its former Crescent City Capital Development Corp. subsidiary. On November 12, 1997 counsel for the Indenture Trustee informed the Company that the Company Funds represent Net Cash Proceeds of an Asset Sale pursuant to, and as defined in, the New Indenture and that the Company cannot apply the Company Funds to the Interest Payment. The Company has notified the Indenture Trustee that it disputes its characterization of the Company Funds and that it reserves its rights in this matter. Should the Indenture Trustee not issue a timely retraction of its position, the Company intends to timely forward the sum of $500,000 to the Indenture Trustee in order to avoid any potential event of default.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $522,000 and $426,000 (including accrued interest) held by the Indenture Trustee as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes. However, the ultimate utilization the Restricted Funds is at present undetermined due to the discussions referenced in Note [7] above and are therefore classified as non-current.

[9]      EXTRAORDINARY ITEM

         Approximately $1,998,000, comprised of the write-off of deferred finance charges and original issue discounts of the Old Senior Secured Notes, was recorded as early extinguishment of debt relating to the sale of Crescent City Capital Development Corp ("CCCD"), a former wholly-owned subsidiary of the Company, and a 50% partner with Grand Palais Inc. in a River City Joint Venture, a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The joint venture was terminated in July 1995, CCCD was sold in May 1996 to a wholly-owned subsidiary of Casino Magic Corp. and the distribution of the sale proceeds by the Indenture Trustee to the Old Senior Secured Noteholders was made in July 1996.

[10]     NEW AUTHORITATIVE PRONOUNCEMENTS

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

PART II., Item 2.

                      CAPITAL GAMING INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report.

         Due to the reorganization and implementation of fresh-start reporting, financial information for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See the Notes to Consolidated Financial Statements appearing elsewhere in this report for additional information

         To the extent the information contained in this report are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "believes", "potential" and similar expressions are intended to identify forward-looking statements. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

         Sources and Uses of Cash

         For the three-month period ended September 30, 1997, the Company had a net increase in cash of approximately $1,222,000.

         Operating activities for the three-month period ended September 30, 1997 provided approximately $287,000 in cash. The primary sources of cash from operations were (i) management fees and expenses which provided approximately $2,582,000, and (ii) interest income which provided approximately $255,000. Total expenses required the use of approximately $2,550,000 in cash. Significant adjustments to cash provided by operating activities for non-cash items were approximately [increase (decrease)]: Depreciation and amortization
- $760,000; Interest accrued on Restricted Funds - ($22,000) and; Changes in working capital balances - ($553,000). The changes in working capital balances was comprised primarily of a reduction of Accounts Payable and Accrued Expenses of approximately $1,281,000 and an increase in Interest Payable of approximately $688,000. The reduction of Accounts Payable and Accrued Expenses was due primarily to cash payments of accrued legal and professional fees pursuant to the Plan and the payment of accrued legal and professional fees relating to the Company's Rhode Island Project. No cash from operating activities was used for the payment of interest or income taxes.

         Investing activities for the three-month period ended September 30, 1997 provided a total of approximately $935,000 in cash primarily from the repayment of Native American Loans

Receivable. Approximately $15,000 in cash was required for the purchase of a new telephone system due to relocation of the Company's headquarters offices from New Jersey to Arizona.

         The Company's sources of cash for the next twelve months is expected to be derived from the receipt of management fees and debt service on the Native American loans. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue operations or service its debt.

         Capital Requirements

         The Company will continue to operate, through Capital Gaming Managment Inc., the existing Muckleshoot, Tonto Apache and Umatilla managment agreements. Absent any new developments, these three contracts, along with debt service payments on the Tribal Loans with the Tonto Apache and Umatilla Tribes and Cash and Cash Equivalents at September 30, 1997 of $5,145,000, will provide the Company with its only sources of cash for the approximately two and one-half years remaining on the contracts. The Company believes that these sources of cash will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Rhode Island Project) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due in the year 2001. The excess, although not assured, if realized is expected to assist in the funding of any new projects.

         In order to complete the funding of the construction or acquisition costs any new projects or fund the construction costs of the Rhode Island Project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual projects. This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett's Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date hereof. Further, the timing, nature and amount of any new capital requirements cannot be reasonably estimated at this time.

         Debt

         At September 30, 1997 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan payable in two scheduled principal payments of $4,620,000 and $18,480,000 due in the years 2000 and 2001, respectively.

         Interest accrues on the Senior Secured Notes at a rate of 12% per annum and is payable semi-annually on May 15 and November 15. The Indenture Trustee has notified the Company that approximately $1,286,000 is due November 17, 1997 in satisfaction of the first interest payment.

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has failed to form as required by the Amended Indenture. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the Senior Secured Notes to forebear from taking any action to accelerate the Senior Secured Notes until December 15, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by the gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by December 15, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee would elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         Restricted Funds

         Restricted funds consist of approximately $522,000 and $426,000 (including accrued interest) held by the Indenture Trustee as Cash Collateral pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes. However, the ultimate utilization the Restricted Funds is at present undetermined due to the discussions referenced in Note [7] to the Consolidated Financial Statements and are therefore classified as non-current.

RESULTS OF OPERATIONS

         General

         The following discussion about the Company's results of operations includes Capital Gaming International Inc. ("CGII") the parent and registrant, and it's wholly-owned subsidiaries, Capital Gaming Managment Inc ("CGMI"), and Capital Development Gaming Corp. ("CDGC").

         On December 23, 1996 (the "Petition Date"), CGII, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On the Petition Date, the Company filed a pre-negotiated Plan of Reorganization (the "Plan"). As contemplated by the Plan, on May 28, 1997 (the "Effective Date"), the Company emerged from Chapter 11 and consummated the Plan.

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

         In addition to the Plan approved by the Bankruptcy Court, and in furthering its strategy of reducing operating expenses, the Company's Board of Director's approved an informal Business Plan for Consolidating Operations (the "Business Plan"). The Business Plan called for the closure of the Company's New Jersey headquarters offices and the relocation of the Company's headquarters to its Arizona offices, thereby gaining substantial efficiencies of operations, better communications amongst management and significant reductions in staffing and administrative costs on a prospective basis.

         As a consequence of the implementation of its Business Plan, and the resulting consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of CGII), selling, general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. CGII officers payroll and public-company general and administrative expenses are charged to CGII. CDGC continues to be charged with the expenses relating to the development of the Rhode Island Project. Accordingly, the results of operations for each of the entities of the

Reorganized Company are not necessarily comparable to that of the Predecessor Company. As such, the following discussion of the results of operations for the three-month period ended September 30, 1997 as compared to the same period in 1996 is presented on a consolidated basis only, with information about an individual entity provided where necessary.

Three-month period ended September 30, 1997 as compared to  September 30, 1996

         Income [Loss] From Operations

         Income from operations for the three-month period ended September 30, 1997 totaled approximately $590,000 as compared to a loss of $37,000 for the three-month period ended September 30, 1996, an increase of $627,000. This increase in income from operations is comprised of: (i) an increase in revenues of $508,000, and (ii) a decrease in operating expenses of $119,000.

         Revenues

         Revenues for the three-month period ended September 30, 1997, comprised of CGMI's managment fees from the Company's three managed Class III gaming facilities totaled approximately $2,645,000, an increase of $508,000 or 23.8% over the three-month period ended September 30, 1996. The following table sets forth the comparison in total management fees between 1997 and 1996 for the three-month periods ended September 30, by facility (in thousands):


   Facility                   1997          1996          Inc(Dec)      %
   --------                   ----          ----          --------      -

   Muckleshoot  Casino      $  540         $  588          $(48)      (8.2%)
   Muckleshoot Bingo             0            (93)           93      100.0%
   Tonto Apache                740            671            69       10.3%
   Umatilla                  1,365            971           394       45.2%
                            ------         ------          ----      -----
           Total Revenues   $2,645         $2,137          $508       23.8%
                            ======         ======          ====      =====

         Note:  The Muckleshoot Bingo contract expired on September 30, 1996

         The increase in management fees is due primarily to the strong financial performance of each of Company's managed facilities. In comparison to the three-month period ended September 30, 1996, total revenues for the same period in 1997 were [higher (lower)] for each facility by the following percentages: Muckleshoot - (16.7%); Tonto Apache - 4.7% and; Umatilla 20.8%.
The decrease in revenues at the Muckleshoot facility is due to the opening of a dockside riverboat gaming facility by the Puyallup Tribe in the Tacoma, Washington area early in the first calendar quarter of 1997. This opening caused an anticipated dilution of the Muckleshoot facility's market. Even so, the actual performance of the Muckleshoot facility is up over anticipated revenues by 10.9% and in managment fees by 5.7%. Operating performance of each of the three facilities for the three-month period ended September 30, 1997, as measured by their EBITDA margins were: Muckleshoot - 38.0%; Tonto Apache - 56.6% and; Umatilla 59.1%. This compares to their operating performance for the three-month period ended September 30, 1996, as measured by their EBITDA margins which were: Muckleshoot - 47.9%; Tonto Apache - 56.0% and; Umatilla 55.1%. The decline in the Muckleshoot facility's EBITDA margin is also due to the opening of the Puyallup facility, however, performance was still better than anticipated. The Company anticipates the continued strong performance of each of the managed facilities. The $93,000 negative amount for the Muckleshoot Bingo Facility for the three-month period ended September 30, 1996, is the result of minimum guaranteed payments made to the Tribe (as defined in the Management Agreement) and represents a reduction to fees earned and recorded in prior reporting periods.

         Costs and Expenses

         Salaries, wages and related costs for the three-month period ended September 30, 1997 were approximately $440,000. This represents a decrease of $33,000 or 7.0% and is due directly to the Company's efforts to reduce operating expenses.

         Native American devlopment costs increased approximately $29,000 or 9.8% from $296,000 to $325,000 for the three-month periods ended September 30, 1996 and 1997, respectively. By reporting entity Native American development costs were (in thousands):

        Entity            1997        1996         Inc(Dec)         %
        ------            ----        ----         --------         -
        CGII                0           49           (49)        (100.0%)
        CDGC              467          232           235          101.3%
        CGMI             (142)          15          (157)       1,046.7%
                         ----         ----          ----        -------
             TOTAL       $325         $296          $ 29            9.8%
                         ====         ====          ====        =======

         Development costs for CGII and CDGC for both 1997 and 1996 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The increase in Rhode Island development costs is due primarily to increased activity in attempting to further the Tribe's position toward an approved Compact. As of September 30, 1997 the cumulative investment expended on the Rhode Island Project is approximately $9.1 million. About $7.9 million is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe. The decrease in CGMI development costs is attributable to a $130,000 adjustment for the write-off of accrued liabilities related to an inactive development contract and approximately $619,000 in refunds from the NIGC for unexpended investigation costs.

         Professional fees (primarily legal) decreased approximately $488,000 or 71.6% to $194,000 for the three-month period ended September 30, 1997 as compared to the three-month period ended September 30, 1996. The decrease is due primarily to the reduced legal activity of CGII following the Reorganization of the Company as compared to the prior year.

         General and administrative costs for the three-month period ended September 30, 1997 were approximately $336,000. This represents a decrease of $152,000 or 31.1% and is due primarily to the Company's efforts to reduce operating expenses.

         Depreciation and amortization expenses were approximately $760,000 and $235,000 for the three-month periods ended September 30, 1997 and 1996, respectively. The 1997 amount includes amortization of Excess Reorganization Costs of approximately $579,000 as compared to zero in 1996.

         Interest Income

         Interest income for the three-month period ended September 30, 1997 was approximately $245,000 as compared to approximately $168,000 for the same period in 1996. For 1997, Interest Income is comprised of approximately: (1) $74,000 from investments; (2) $165,000 from Tribal Loans; and (3) $6,000 from officer loans and other notes. For 1996, Interest Income was comprised of approximately: (1) $15,000 from investments; (2) $248,000 from Tribal Loans; and (3) a $95,000 reduction from adjustments related to the final distribution of the CCCD sale. The decrease in interest from Tribal Loans is due to the paydown of the principal balances.

         Interest Expense

         Interest expense for the three-month period ended September 30, 1997 is comprised of accrued interest on the New Senior Secured Notes.

         Interest expense for the three-month period ended September 30, 1996 is comprised of the following: (i) Old Senior Secured Notes - $3,307,000; (ii) amortization of original issue discount and deferred finance charges - $427,000; (iii) Republic Note Payable - $546,000; and (iv) CGMI equipment notes- $26,000, for a total of $4,306,000.

         Income Taxes

         The provision for income taxes for the three-month periods ended September 30, 1997 and 1996 represents an estimate for state income tax expense for CGMI. No provision is made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards of the Company. As such, no relationship exists between Income Tax Expense and Consolidated Income [Loss] Before Income Tax for the Company.

         Extraordinary Item

         Approximately $1,998,000, comprised of the write-off of deferred finance charges and original issue discounts of the Old Senior Secured Notes, was recorded as early extinguishment of debt relating to the sale of Crescent City Capital Development Corp ("CCCD") a former wholly-owned subsidiary of the Company and a 50% partner with Grand Palais Inc. in a River City Joint Venture, a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The joint venture was terminated in July 1995, CCCD was sold in May 1996 to a wholly-owned subsidiary of Casino Magic Corp. and the distribution of the sale proceeds by the Indenture Trustee to the Old Senior Secured Noteholders was made in July 1996.

PART II., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.

                               LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date of the Plan were settled. As a result, there was no material litigation pending against the Company on September 30, 1997. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any material pending or threatened legal proceedings at this time except as described below.

         In connection with the consummation of the Company's Plan of Reorganization, Republic Corporate Services, Inc. ("Republic") is to receive a distribution on account of its unsecured claims its pro-rata share of the 150,000 shares of New Common Stock and of the $550,000 in New Secured Notes to be distributed to the holders of Allowed Class 4 Claims other than the Indenture Trustee. On August 20, 1997 the Arizona Department of Gaming ("ADOG") notified the Company that, based upon its concerns regarding Republic, ADOG would conduct a background investigation of Republic prior to issuing a permanent certification to the Company. This notification was communicated to Republic by the Company and ADOG sent further notification to Republic on October 5, 1997. In response to ADOG's August 20, 1997 notification, the Company has notified Republic that a License Event has occurred as defined in, and pursuant to, the Company's Amended and Restated Certificate of Incorporation ("Amended Certificate") and that the Company invoked its right to have Republic's equity securities distributed to an independent trustee and that the Company further intended to redeem such securities in accordance with the terms of the Amended Certificate. On November 5, 1997 Republic filed a Complaint for Declaratory Judgment, Specific Performance and Other Relief with the U.S. Bankruptcy Court for the District of New Jersey seeking a declaration that its ownership of equity securities is not a License Event or, in the alternative, that if such equity ownership is a License Event then, in effect, that Republic's equity securities should be redeemed at $2.38 per share and its New Secured Notes should be redeemed at par. The Company believes Republic's action is without merit and intends to vigorously contest this matter and counterclaim against Republic for aggregate relief. The ultimate outcome of the Republic proceedings will not have a material adverse impact on the Company's financial position or results of operations.

PART II., Item 3.

                      CAPITAL GAMING INTERNATIONAL, INC.

                        DEFAULT UPON SENIOR SECURITIES


         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has failed to form as required by the Amended Indenture. In the absence of a functioning Advisory Committee, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the Senior Secured Notes to forebear from taking any action to accelerate the Senior Secured Notes until December 15, 1997, during which time the Company will have an opportunity to cure any such default. The Company is currently engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by the gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by December 15, 1997. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee would elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         As per the terms of the Amended Indenture, the Indenture Trustee has notified the Company that it is required to make an interest payment of $1,285,900 (the "Interest Payment") by November 17, 1997. On November 11, 1997, the Company tendered the Interest Payment as follows: (a) the Company authorized and directed the Indenture Trustee to immediately apply $500,000 in Company funds ("Company Funds") presently held by the Indenture Trustee, as partial payment of the Interest Payment; and (b) the remaining $785,900 of the Interest Payment was paid by the Company in funds payable to the Indenture Trustee. The original source of the Company Funds was an escrow established in connection with the sale by the Company of its former Crescent City Capital Development Corp. subsidiary. On November 12, 1997 counsel for the Indenture Trustee informed the Company that the Company Funds represent Net Cash Proceeds of an Asset Sale pursuant to, and as defined in, the New Indenture and that the Company cannot apply the Company Funds to the Interest Payment. The Company has notified the Indenture Trustee that it disputes its characterization of the Company Funds and that it reserves its rights in this matter. Should the Indenture Trustee not issue a timely retraction of its position, the Company intends to timely forward the sum of $500,000 to the Indenture Trustee in order to avoid any potential event of default.

PART II., Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-----------
27                         Financial Data Schedule

Signature Page

                      CAPITAL GAMING INTERNATIONAL, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated: November 14, 1997       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Senior Vice President
                                   and General Counsel and Secretary
                                   (Authorized Representative)


Dated: November 14, 1997       By: /s/ Mark J. Suglian
                                   ------------------------------------------
                                   Mark J. Suglian,  Vice President and
                                   Chief Financial Officer
                                      (Principal Accounting Officer)