Form 10-Q
period 1997-12-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1998-02-17
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                      or

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


Indicate the number of shares outstanding fo each of the issuer's class of common stock as of February 1, 1998: 1,866,667

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               December 31, 1997 and June 30, 1997 [Unaudited]                1

            Consolidated  Statements of Operations for the three months
               and six months ended December 31, 1997 and 1996 [Unaudited]    3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the six months ended December 31, 1997 [Unaudited]             4

            Consolidated Statements of Cash Flows for the six months
               ended December 31, 1997 and 1996 [Unaudited]                   5

            Notes to Consolidated Financial Statements [Unaudited]            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     16

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 3.  Default Upon Senior Securities                                      27

Item 6.  Exhibits and Reports on Form 8-K                                    28

Signature Page                                                               29

PART I., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                   December 31, 1997         June 30, 1997
                                                                  ------------------         -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 4,808                $ 3,923
   Interest Receivable                                                       45                     72
   Native American Management Fees & Expenses Receivable [Note 10]          664                    771
   Current Portion - Native American Loans Receivable                     3,452                  3,943
   Current Portion - Notes Receivable, Other                                 20                     20
   Notes Receivable From Officers'                                            0                    250
   Prepaid Expenses and Other Current Assets                                324                    417
                                                                        -------                -------
TOTAL CURRENT ASSETS                                                      9,313                  9,396
                                                                        -------                -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       29                     15
                                                                        -------                -------

EXCESS REORGANIZATION VALUE, Net [Notes 3 and 9]                          8,278                  9,072
                                                                        -------                -------

OTHER ASSETS:
   Restricted Funds (Note 8]                                                522                    926
   Native American Loans Receivable                                       2,256                  3,688
   Investment In Native American Management
      Agreements, Net                                                     1,583                  1,937
   Notes Receivable, Other                                                   78                     80
                                                                        -------                -------

TOTAL OTHER ASSETS                                                        4,439                  6,631
                                                                        -------                -------

TOTAL ASSETS                                                            $22,059                $25,114
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

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                        December 31, 1997         June 30, 1997
                                                                       ------------------         -------------
                                                                           [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $  1,055                 $  2,714
    Accrued Interest                                                             346                      251
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                      1,401                    2,965
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                 23,100                   23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                             24,501                   26,065
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,866,667                                           400                      400

    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                 (2,842)                  (1,351)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (2,442)                    (951)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 22,059                 $ 25,114
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

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)


                                                                Reorganized Company                     Predecessor Company
                                                        -------------------------------------  -------------------------------------
                                                        Three Months Ended  Six Months Ended   Three Months Ended  Six Months Ended
                                                        December 31, 1997   December 31, 1997   December 31, 1996  December 31, 1996
                                                        ------------------  -----------------  ------------------  -----------------
REVENUES:
    Native American Casino Management Fees
       [Note 10]                                        $     2,215        $     4,860           $     1,713          $     3,850
                                                        -----------        -----------           -----------          -----------
TOTAL REVENUES                                                2,215              4,860                 1,713                3,850
                                                        -----------        -----------           -----------          -----------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                           940              1,380                   504                  977
    Native American Gaming Development Costs                    328                653                   841                1,137
    Professional Fees                                           397                591                   233                  915
    General and Administrative                                  305                641                   489                  977
    Depreciation and Amortization                               823              1,583                   196                  431
    Reorganization Costs                                                                                  96                   96
    Reorganization Fees Paid to Management                      482                482                   900                  900
                                                        -----------        -----------           -----------          -----------
TOTAL COSTS AND EXPENSES                                      3,275              5,330                 3,259                5,433
                                                        -----------        -----------           -----------          -----------
[LOSS] FROM OPERATIONS                                       (1,060)              (470)               (1,546)              (1,583)
                                                        -----------        -----------           -----------          -----------
OTHER INCOME [EXPENSE]:
    INTEREST INCOME                                             206                451                   250                  418
    INTEREST EXPENSE                                           (694)            (1,382)               (3,528)              (7,834)
                                                        -----------        -----------           -----------          -----------
TOTAL OTHER INCOME [EXPENSE]                                   (488)              (931)               (3,278)              (7,416)
                                                        -----------        -----------           -----------          -----------
(LOSS] BEFORE INCOME TAX                                     (1,548)            (1,401)               (4,824)              (8,999)

PROVISION FOR INCOME TAX EXPENSE [Note 6]                       (45)               (90)                 (194)                (309)
                                                        -----------        -----------           -----------          -----------
[LOSS] BEFORE EXTRAORDINARY ITEM                             (1,593)            (1,491)               (5,018)              (9,308)

    Extraordinary Item - Loss on Early Extinguishment
       of Debt [Note 9]                                                                                  --                (1,998)
                                                        -----------        -----------           -----------          -----------
NET [LOSS]                                              $    (1,593)       $    (1,491)          $    (5,018)         $   (11,306)
                                                        ===========        ===========           ===========          ===========

NET [LOSS] PER SHARE                                    $     (0.85)       $     (0.80)          $       N/A          $       N/A
                                                        ===========        ===========           ===========          ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                    1,866,667          1,866,667                   N/A                  N/A
                                                        ===========        ===========           ===========          ===========

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


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1997                      1,866,667      $     400       $         0      $    (1,351)

    Net Income for the Three Months
       Ended September 30, 1997                                                                      102

    Net Loss for the Three Months
       Ended December 31, 1997                                                                    (1,593)
                                            ----------       --------        ----------       ----------

BALANCE - DECEMBER 31, 1997                  1,866,667      $     400       $         0      $    (2,842)
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


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)


                                                                          Reorganized Company  Predecessor Company
                                                                          -------------------- -------------------
                                                                            Six Months Ended     Six Months Ended
                                                                            December 31, 1997    December 31, 1996
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net [Loss]                                                                 $(1,491)           $(11,306)
                                                                               -------            --------

    Adjustments to Reconile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                          1,583                 431
          Amortization of Deferred Finance Charges and Original
              Issue Discounts                                                                          813
              Loss on Early Debt Extinguishment                                                      1,998

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                               27                 531
                  Management Fees and Expenses Receivable                          107                 112
                  Notes Receivable from Officers                                   250
                  Prepaids and Other Current Assets                                 93                 (75)
                  Excess Reorganizational Value                                   (426)
                  Restricted Funds                                                 404                (413)
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                         (1,659)               (903)
                  Accrued Interest                                                  95               7,021
                                                                                ------             -------

    Total Adjustments                                                              474               9,515
                                                                                ------             -------

NET CASH USED BY OPERATING ACTIVITIES                                           (1,017)             (1,791)
                                                                                ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                               1,923               1,831
    Purchase of Furniture, Fixtures and Equipment                                  (21)
                                                                                ------             -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                        1,902               1,831
                                                                                ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Reduction in Equipment Notes                                                     0                (805)
                                                                                ------             -------

NET CASH USED IN FINANCING ACTIVITIES                                                0                (805)
                                                                                ------             -------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                               885                (765)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                 3,923               2,102
                                                                                ------             -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                      $4,808             $ 1,337
                                                                                ======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                 $1,286             $     0
       Income Taxes                                                             $    0             $   309

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

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheets and Changes in Stockholders' Deficit as of December 31, 1997, the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 1997 and 1996 and the Consolidated Statement of Cash Flows for the six-month periods ended December 31, 1997 and 1996 are unaudited. The June 30, 1997 Balance Sheet data was derived from the June 30, 1997 audited Consolidated Financial Statements. These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1997 and June 30, 1997, the results of its operations for the three-month and six-month periods ended December 31, 1997 and 1996 and its cash flows for the six-month periods ended December 31, 1997 and 1996. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

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

         In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated the fair value of the Company without regard to liabilities (the "Reorganization Value") at $23,500,000. The excess of the Reorganization Value over the fair market value of the net assets of the Company, totaling approximately $9,765,000 as adjusted was recorded as Excess Reorganization Value on the Effective Date. The estimate of Reorganization Value was based on cash flow projections, under varying scenarios and assumptions, for the post-reorganization operations of the Company. The significant assumptions underlying the estimate were: (i) various scenarios regarding the acquisition of new management contracts and the completion of the Rhode Island Project; (ii) term of post-reorganization operations from three to eight years; (iii) a discount rate of 12%; and (iv) no consideration for federal income taxes due to the Company's expected utilization of its Net Operating Loss Carryforwards. As the assumptions underlying the estimate of Reorganization Value relate to events and circumstances that have not yet taken place, such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

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

         In February 1996, the United States District Court for the District of Rhode Island decided that the Compact was void for lack of State Legislative approval (the "Decision"). The State of Rhode Island has subsequently refused to negotiate with the Narragansett Tribe. In light of this Decision, and similar decisions in other states, the Secretary of the Interior (the "Secretary") had requested comments as to whether the Secretary has the authority to adopt Secretarial procedures to permit gaming under IGRA for the Tribes in states (such as Rhode Island) that refuse to negotiate Tribal/State Compacts in good faith. On January 22, 1998, a Proposed Rule on Class III Gaming Procedures ("Proposed Rule") was promulgated by the Department of the Interior. The comment period on the Proposed Rule expires on April 22, 1998. The Proposed Rule provides procedures by which the Secretary of the Interior can consider and approve tribal/state gaming compacts notwithstanding objections by state governments to the compact. There can be no assurance as to when a Final rule will be issued or whether the Final rule will apply to the Narragansett Tribe in light of the Chafee Rider (defined below). However, as a result of the Chafee Rider (as defined below), there can be no assurance that the Secretary will have the authority under the Final rules to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

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

         In May 1997, a Congressional Review of the Chafee Rider was initiated with a hearing before the Committee on Resources of the U.S. House of Representatives (the "Committee"). The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of the repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island who supported the Chafee Rider. In June 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee, and co-sponsored by Rep. Don Young (R-AK), the Chairman of the Committee and Rep. Dale E. Kildee (D-MI), a member of the Committee and Co-Chairman of the Congressional Native American Caucus. H.R. 1983, known as "The Narragansett Justice Act," has been referred to and is pending before the Committee. No assurances can be given as to the ultimate outcome of H.R. 1983.

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

         On February 5, 1998 a bill was introduced in the Rhode Island Senate as an amendment to existing legislation which, by its terms, would allow Rhode Island voters to approve a gambling facility for the Narragansett Tribe in Providence (the "Providence Bill"). If enacted into law, the Providence City Council must first adopt a resolution to have the issue placed on the ballot for majority approval by both statewide and City of Providence voters. There can be no assurance that the Providence Bill will be enacted into law or that the Providence City Council will adopt a resolution placing the issue on the ballot in the November 1998 ballot or, if placed on the November 1998 ballot, that a majority of the voters of the State of Rhode Island and the City of Providence will approve the establishment of the gambling facility.

        In spite of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, the Company intends to pursue the Rhode Island Project. There can be no assurance that any legislative, judicial or administrative efforts will be successful. The Company has continued to fund the on-going development costs of the Rhode Island Project. None of the these costs have been capitalized. Included in Native American Gaming Development Costs are approximately $315,000 and $782,000 in costs associated with the Rhode Island Project for the three-month and six-month periods ended December 31, 1997 respectively. Additionally, as of December 31, 1997, approximately $8,232,000 in development costs of the Rhode Island Project may be recoverable by the Company. These costs will be recoverable only if and when a gaming facility is established by the Narragansett Tribe as repayment of the development costs will be made solely from the net distributable profits of the gaming facility.

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

         As of December 31, 1997, assuming the 382 Limitation does not apply, the Company believes it has a Net Operating Loss Carryforward (after reductions as a result of the cancellation of indebtedness under the Plan) of approximately $31,500,000, which begins to expire in the year 2009.

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

         Any deferred tax asset resulting from the Net Operating Loss Carryforwards has been fully reserved because realization cannot be assured at this time. Pursuant to SOP 90-7, any benefits the Company may receive from the utilization of the Net Operating Loss Carryforwards will first reduce the Excess Reorganization Value until exhausted and thereafter be reported as a direct addition to paid-in capital.

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $45,000 and $90,000 for the three-month and six-month periods ended December 31, 1997 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income [Loss] Before Income Tax for the Company.

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

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as required by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until February 28, 1998, during which time the Company will have an opportunity to cure any such default. The Company has engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by certain gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether. These discussions have resulted in an agreement in principle by which the Advisory Committee function will be eliminated.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by February 28, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         As per the terms of the Amended Indenture, the Company made an interest payment of $1,285,900 on November 17, 1997.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $522,000 held by the Indenture Trustee as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Indenture Trustee has notified the Company that the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes.

         At the Company's request, the Indenture Trustee conducted a detailed transaction audit of all accounts held in the Company's name. As a result of the audit, it was determined that approximately $426,000 previously reported as held for the benefit of the Company and the New Senior Secured Noteholders as a result of the sale of the Company's wholly-owned subsidiary, Crescent City Capital Development Corp., was held for the benefit of the Old Senior Secured Noteholders. Accordingly, the Consolidated Balance Sheets as of December 31, 1997 reflects a reclassification of approximately $426,000 from Restricted Funds to Excess Reorganization Value (See Note 9.)

[9]      EXCESS REORGANIZATION VALUE

         Excess Reorganization Value at December 31, 1997 includes the effect of a reclassification of approximately $426,000 of Restricted Funds (see Note 8). The $426,000 was previously reported as held by the Indenture Trustee for the benefit of the Senior Secured Noteholders. An audit conducted by the Indenture Trustee determined that these funds were held for the benefit of the Old Senior Secured Noteholders as a result of the sale of the Company's wholly-owned subsidiary, Crescent City Capital Development Corp. (CCCD) in May 1996. The sale of CCCD and the previously reported $426,000 in Restricted Funds relate to the Predecessor Company. Had the $426,000 not been reported for the benefit of The New Senior Secured Noteholders on the Consolidated Balance sheets of the Predecessor Company, the Excess Reorganization Value of the Reorganized Company would have been $9,765,000 or $426,000 higher than the $9,339,000 recorded on May 28, 1997, the Date of Reorganization.

         Excess Reorganization Value is amortized on a straight-line basis over four years. Accordingly, accumulated amortization at December 31, 1997 and amortization expense for the three-months then ended includes an adjustment of approximately $62,000 to reflect the increase in Excess Reorganization Value. Of the $62,000 adjustment, approximately $36,000 relates to periods prior to September 30, 1997 and approximately $9,000 relates to periods prior to June 30, 1997.

[10]    IMPACT OF MUCKLESHOOT CONTRACT DISPUTE

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that its gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. The WSGC has notified the Muckleshoot Tribe that the Company remains in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. The Company vigorously contests the actions of the Muckleshoot Tribe and Muckleshoot Tribal Gaming Commission as wrongful and without merit and has commenced litigation in the U.S. District Court in the Western District of Washington at Seattle. The Complaint asserts, among other things, breach of contract and defamation and seeks damages in the amount of $50 million. The Company is also continuing to attempt amicable discussions with the Muckleshoot Tribe to resolve this dispute in a manner which would include, among other things, restoring the status quo. There can be no assurance that an amicable resolution will be reached to this dispute. Although there can be no assurance, the Company is vigorously pursuing its litigation against the Muckleshoot Tribe and anticipates that it will prevail on the merits. Accordingly, the Company has accrued approximately $199,000 in management fees for December 1997 which it believes to be collectable. Further, the Company anticipates that it will prevail in this dispute and that the ultimate outcome of this dispute will not have a material adverse impact on the financial position of the Company or the results of its future operations. However, as approximately 25% of the Company's revenues are derived from the Muckleshoot contract, should the Company not prevail in this dispute, the outcome would have a material adverse impact on the financial position of the Company and the results of its future operations.

[11]      EXTRAORDINARY ITEM

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

[12]     NEW AUTHORITATIVE PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings Per Share and FASB No. 129, Disclosure of Information About Capital Structure. Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. The Company has adopted SFAS 128 for all reporting periods ending after December 15, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         Sources and Uses of Cash

         For the six-month period ended December 31, 1997, the Company had a net increase in cash of approximately $855,000.

         Operating activities for the six-month period ended December 31, 1997 required approximately $1,017,000 in cash. The primary sources of cash were (i) management fees and expenses which provided approximately $4,967,000, (ii) repayment of notes receivable from officers which provided $250,000, and (iii) interest income which provided approximately $456,000. The primary uses of cash were (i) operating expenses which required approximately $5,404,000, and (ii) interest payments which required approximately $1,286,000. Significant adjustments to cash provided by operating activities for non-cash items were approximately [increase (decrease)]: Depreciation and amortization - $1,583,000; Interest accrued on restricted funds - ($22,000); Reclassification from restricted funds to excess reorganization value of (i) excess reorganization value - ($426,000) and (ii) restricted funds - $426,000 and; Decrease in working capital accounts - ($1,566,000). The decrease in working capital accounts was due primarily to cash payments of accrued legal and professional fees pursuant to the Company's Plan of Reorganization and the payment of accrued legal and professional fees relating to the Company's Rhode Island Project. No cash was used for the payment of income taxes.

         Investing activities for the six-month period ended December 31, 1997 provided a total of approximately $1,902,000 in cash primarily from the repayment of Native American Loans

Receivable. Approximately $21,000 in cash was required for the purchase of new telephone and computer systems due to relocation of the Company's headquarters offices from New Jersey to Arizona.

         The Company's sources of cash for the next twelve months is expected to be derived from the receipt of management fees and debt service on the Native American loans. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue operations or service its debt (See Note 10 to the Consolidated Financial Statements and Item 1. Legal Proceedings.)

         Capital Requirements

         The Company will continue to operate, through Capital Gaming Managment Inc., the existing Muckleshoot, Tonto Apache and Umatilla managment agreements. Absent any new developments, these three contracts, along with debt service payments on the Tribal Loans with the Tonto Apache and Umatilla Tribes and Cash and Cash Equivalents at December 31, 1997 of $4,808,000, will provide the Company with its only sources of cash for the approximately two and one-half years remaining on the contracts. The Company believes that these sources of cash will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Rhode Island Project) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due in the year 2001. The excess cash, although not assured, if realized is expected to assist in the funding of any new projects.

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

         Debt

         At December 31, 1997 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan payable in two scheduled principal payments of $4,620,000 and $18,480,000 due in the years 2000 and 2001, respectively.

         Interest accrues on the Senior Secured Notes at a rate of 12% per annum and is payable semi-annually on May 15 and November 15. As per the terms of the Amended Indenture, the Company made an interest payment of $1,285,900 on November 17, 1997.

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as required by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until February 28, 1998, during which time the Company will have an opportunity to cure any such default. The Company has engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by certain gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether. These discussions have resulted in an agreement in principle by which the Advisory Committee function will be eliminated.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by February 28, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         Restricted Funds

         Restricted funds consist of approximately $522,000 held by the Indenture Trustee as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Indenture Trustee has notified the Company that the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes.

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

         As a consequence of the implementation of its Business Plan, and the resulting consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of CGII), selling, general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. CGII officers payroll and public-company general and administrative expenses are charged to CGII. CDGC continues to be charged with the expenses relating to the development of the Rhode Island Project. Accordingly, the results of operations for each of the entities of the

Reorganized Company are not necessarily comparable to that of the Predecessor Company. As such, the following discussion of the results of operations for the three and six-month periods ended December 31, 1997 as compared to the same periods in 1996 is presented on a consolidated basis only, with information about an individual entity provided where necessary.

Three-month period ended December 31, 1997 as compared to December 31, 1996

         Loss From Operations

         Loss from operations for the three-month period ended December 31, 1997 totaled approximately $1,060,000 as compared to a loss of $1,546,000 for the three-month period ended December 31, 1996, a decrease in loss of $486,000. This decrease in loss from operations is comprised of: (i) an increase in revenues of $502,000, and (ii) an increase in operating expenses of $16,000.

         Revenues

         Revenues for the three-month period ended December 31, 1997, comprised of CGMI's managment fees from the Company's three managed Class III gaming facilities totaled approximately $2,215,000, an increase of $502,000 or 29.3% over the three-month period ended December 31, 1996. The following table sets forth the comparison in total management fees between 1997 and 1996 for the three-month periods ended December 31, by facility (in thousands):


   Facility                   1997          1996          Inc(Dec)      %
   --------                   ----          ----          --------      -

   Muckleshoot  Casino      $  581         $  616          $(35)      (5.7%)
   Tonto Apache                482            312           170       54.5%
   Umatilla                  1,152            785           367       46.8%
                            ------         ------          ----      -----
           Total Revenues   $2,215         $1,713          $502       29.3%
                            ======         ======          ====      =====

         The increase in management fees is due primarily to the strong financial performance of each of Company's managed facilities. In comparison to the three-month period ended December 31, 1996, total revenues for the same period in 1997 were [higher (lower)] for each facility by the following percentages: Muckleshoot - (20.5%); Tonto Apache - 5.4% and; Umatilla 28.3%. The decrease in revenues at the Muckleshoot facility is due to the opening of a dockside riverboat gaming facility by the Puyallup Tribe in the Tacoma, Washington area early in the first calendar quarter of 1997. This opening caused an anticipated dilution of the Muckleshoot facility's market. Even so, the actual performance of the Muckleshoot facility is up over anticipated revenues by 19.2% and in managment fees by 13.7%. Operating performance of each of the three facilities for the three-month period ended December 31, 1997, as measured by their EBITDA margins were: Muckleshoot - 43.6%; Tonto Apache - 49.7% and; Umatilla 56.7%. This compares to their operating performance for the three-month period ended December 31, 1996, as measured by their EBITDA margins which were: Muckleshoot - 49.7%; Tonto Apache - 46.2% and; Umatilla 53.5%. The decline in the Muckleshoot facility's EBITDA margin is also due to the opening of the Puyallup facility, however, performance was still better than anticipated. The Company anticipates the continued strong performance of each of the managed facilities.

         Costs and Expenses

         Salaries, wages and related costs for the three-month period ended December 31, 1997 were approximately $940,000. This represents an increase of $436,000 or 86.5% over 1996. This increase is comprised primarily of certain one time payments, salary adjustments, officer appointments and changes to the Company's benefits program as follows: (1) Salary increases for officers, including retro-pay to June 1, 1997, totaled approximately $158,000; (2) Salary payments for the appointment of Michael M. Barrozi as Sr. Vice President of Operations effective retro-actively to June 1, 1997 totaled approximately $72,000; (3) Payment of year-end appreciation awards and changes to the Company's benefits program for continuing employees totaled approximately $184,000.

         Native American devlopment costs decreased approximately $513,000 or 61.0% from $841,000 to $328,000 for the three-month periods ended December 31, 1996 and 1997, respectively. By reporting entity Native American development costs were (in thousands):

        Entity            1997        1996         Inc(Dec)         %
        ------            ----        ----         --------         -
        CGII                0           18           (18)        (100.0%)
        CDGC              315          778          (463)         (59.5%)
        CGMI               13           45           (32)         (71.1%)
                         ----         ----         -----        -------
             TOTAL       $328         $841         $(513)         (61.0%)
                         ====         ====         =====        =======

         Development costs for CGII and CDGC for both 1997 and 1996 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The decrease in Rhode Island development costs is due primarily to decreased legal activity required in attempting to further the Tribe's position toward an approved Compact.

         Professional fees (primarily legal) increased approximately $164,000 or 70.4% to $397,000 for the three-month period ended December 31, 1997 as compared to the three-month period ended December 31, 1996. The increase in professional fees is due primarily to legal activity of the Company in its efforts to resolve the issues surrounding the Amended Indenture (see Note 7 to the Consolidated Financial Statements and Item 3. Default Upon Senior Securities).

         General and administrative costs for the three-month period ended December 31, 1997 were approximately $305,000. This represents a decrease of $184,000 or 37.6% and is due primarily to the Company's efforts to reduce operating expenses.

         Depreciation and amortization expenses were approximately $823,000 and $196,000 for the three-month periods ended December 31, 1997 and 1996, respectively. The 1997 amount includes amortization of Excess Reorganization Costs of approximately $641,000 as compared to zero in 1996. Included in amortization expense for Excess Reorganization Costs is an adjustment of approximately $62,000 for the increase in Excess reorganization Value due to the reclass of approximately $426,000 in Restricted Funds. Of the $62,000 adjustment, approximately $36,000 relates to periods prior to September 30, 1997 (See Notes 8 and 9 to the Consolidated Financial Statements).

         Reorganization Expenses for the three-month period ended December 31, 1997 consisted of the confirmation award paid to Management as contemplated in the Plan of Reorganization. Including the tax and interest payments, the confirmation award totaled approximately $482,000. Upon receipt of the confirmation award, the Notes receivable to Officers of $250,000 plus accrued interest were paid in full.

         Reorganization Expenses for the three-month period ended December 31, 1996 consisted of post Petition Date legal and professional fees related to the Company's Reorganization of approximtely $96,000 and a $900,000 transaction fee paid to Management relating to the discontinuance and sale of the Company's wholly-owned subsidiary Crescent City Capital Development Corp. in May 1996.

         Interest Income

         Interest income for the three-month period ended December 31, 1997 was approximately $206,000 as compared to approximately $250,000 for the same period in 1996. For 1997, Interest Income is comprised of approximately: (1) $56,000 from investments; (2) $144,000 from Tribal Loans; and (3) $6,000 from officer loans and other notes. For 1996, Interest Income was comprised of approximately: (1) $19,000 from investments; (2) $227,000 from Tribal Loans; and
(3) a $4,000 adjustment related to the final distribution of the CCCD sale. The decrease in interest from Tribal Loans is due to the paydown of the principal balances.

         Interest Expense

         Interest expense for the three-month period ended December 31, 1997 is comprised of interest on the New Senior Secured Notes.

         Interest expense for the three-month period ended December 31, 1996 is comprised of the following: (i) Old Senior Secured Notes - $2,622,000; (ii) amortization of original issue discount and deferred finance charges - $386,000;
(iii) Republic Note Payable - $504,000; and (iv) CGMI equipment notes - $16,000, for a total of $3,528,000.

         Income Taxes

         The provision for income taxes for the three-month periods ended December 31, 1997 and 1996 represents an estimate for state income tax expense for CGMI. No provision is made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards of the Company. As such, no relationship exists between Income Tax Expense and Consolidated Loss Before Income Tax for the Company.

Six-month period ended December 31, 1997 as compared to December 31, 1996

         Loss From Operations

         Loss from operations for the six-month period ended December 31, 1997 totaled approximately $470,000 as compared to $1,583,000 for the six-month period ended December 31, 1996, a decrease in loss of $1,113,000. This decrease in loss from operations is comprised of: (i) an increase in revenues of $1,010,000, and (ii) a decrease in operating expenses of $103,000.

         Revenues

         Revenues for the six-month period ended December 31, 1997, comprised of CGMI's managment fees from the Company's three managed Class III gaming facilities totaled approximately $4,860,000, an increase of $1,010,000 or 26.2% over the six-month period ended December 31, 1996. The following table sets forth the comparison in total management fees between 1997 and 1996 for the six-month periods ended December 31, by facility (in thousands):


   Facility                   1997          1996          Inc(Dec)      %
   --------                   ----          ----          --------      -

   Muckleshoot  Casino      $1,120         $1,204        $  (84)      (7.0%)
   Muckleshoot Bingo             0            (92)           92      100.0%
   Tonto Apache              1,224            983           241       24.5%
   Umatilla                  2,516          1,755           761       43.4%
                            ------         ------        ------      -----
           Total Revenues   $4,860         $3,850        $1,010       26.2%
                            ======         ======        ======      =====

         Note:  The Muckleshoot Bingo contract expired on September 30, 1996

         The increase in management fees is due primarily to the strong financial performance of each of Company's managed facilities. In comparison to the six-month period ended December 31, 1996, total revenues for the same period in 1997 were [higher (lower)] for each facility by the following percentages:
Muckleshoot - (13.4%); Tonto Apache - 5.0% and; Umatilla 24.3%. The decrease in revenues at the Muckleshoot facility is due to the opening of a dockside riverboat gaming facility by the Puyallup Tribe in the Tacoma, Washington area early in the first calendar quarter of 1997. This opening caused an anticipated dilution of the Muckleshoot facility's market. Even so, the actual performance of the Muckleshoot facility is up over anticipated revenues by 15.1% and in managment fees by 8.8%. Operating performance of each of the three facilities for the six-month period ended December 31, 1997, as measured by their EBITDA margins were: Muckleshoot - 40.9%; Tonto Apache - 53.5% and; Umatilla 57.9%. This compares to their operating performance for the six-month period ended December 31, 1996, as measured by their EBITDA margins which were: Muckleshoot - 48.8%; Tonto Apache - 51.6% and; Umatilla 54.3%. The decline in the Muckleshoot facility's EBITDA margin is also due to the opening of the Puyallup facility, however, performance was still better than anticipated. The Company anticipates the continued strong performance of each of the managed facilities. The $93,000 negative amount for the Muckleshoot Bingo Facility for the six-month period ended December 31, 1996, is the result of minimum guaranteed payments made to the Tribe (as defined in the Management Agreement) and represents a reduction to fees earned and recorded in prior reporting periods.

         Costs and Expenses

         Salaries, wages and related costs for the six-month period ended December 31, 1997 were approximately $1,380,000. This represents an increase of $403,000 or 41.2% over 1996. This increase is comprised primarily of certain one time payments, salary adjustments, officer appointments and changes to the Company's benefits program as follows: (1) Salary increases for officers, including retro-pay to June 1, 1997, totaled approximately $158,000; (2) Salary payments for the appointment of Michael M. Barrozi as Sr. Vice President of Operations effective retro-actively to June 1, 1997 totaled approximately $72,000; (3) Payment of year-end appreciation awards and changes to the Company's benefits program for continuing employees totaled approximately $184,000.

         Native American devlopment costs decreased approximately $484,000 or 42.6% from $1,137,000 to $653,000 for the six-month periods ended December 31, 1996 and 1997, respectively. By reporting entity Native American development costs were (in thousands):

        Entity            1997        1996         Inc(Dec)         %
        ------            ----        ----         --------         -
        CGII                0           67           (67)        (100.0%)
        CDGC              782        1,010          (228)         (22.6%)
        CGMI             (129)          60          (189)        (315.0%)
                         ----       ------         -----        -------
             TOTAL       $653       $1,137         $(484)         (42.6%)
                         ====       ======         =====        =======

         Development costs for CGII and CDGC for both 1997 and 1996 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The decrease in Rhode Island development costs is due primarily to decreased legal activity required in attempting to further the Tribe's position toward an approved Compact. As of December 31, 1997 the cumulative investment expended on the Rhode Island Project was approximately $9.4 million. About $8.2 million is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe. The decrease in CGMI development costs is attributable to a $130,000 adjustment for the write-off of accrued liabilities related to an inactive development contract and approximately $49,000 in refunds from the NIGC for unexpended investigation costs.

         Professional fees (primarily legal) decreased approximately $324,000 or 35.4% to $591,000 for the six-month period ended December 31, 1997 as compared to the six-month period ended December 31, 1996. The decrease in professional fees is primarily due to reduced legal activity following the Reorganization of the Company as compared to the prior year.

         General and administrative costs for the six-month period ended December 31, 1997 were approximately $641,000. This represents a decrease of $336,000 or 34.4% and is due primarily to the Company's efforts to reduce operating expenses.

         Depreciation and amortization expenses were approximately $1,583,000 and $431,000 for the six-month periods ended December 31, 1997 and 1996, respectively. The 1997 amount includes amortization of Excess Reorganization Costs of approximately $1,220,000 as compared to zero in 1996. Included in amortization expense for Excess Reorganization Costs is an adjustment of approximately $62,000 for the increase in Excess reorganization Value due to the reclass of approximately $426,000 in Restricted Funds. Of the $62,000 adjustment, approximately $9,000 relates to periods prior to June 30, 1997 (See Notes 8 and 9 to the Consolidated Financial Statements).

         Reorganization Expenses for the six-month period ended December 31, 1997 consisted of the confirmation award paid to Management as contemplated in the Plan of Reorganization. Including the tax and interest payments, the confirmation award totaled approximately $482,000. Upon receipt of the confirmation award, the Notes receivable to Officers of $250,000 plus accrued interest were paid in full.

         Reorganization Expenses for the six-month period ended December 31, 1996 consisted of post Petition Date legal and professional fees related to the Company's Reorganization of approximtely $96,000 and a $900,000 transaction fee paid to Management relating to the discontinuance and sale of the Company's wholly-owned subsidiary Crescent City Capital Development Corp. in May 1996.

         Interest Income

         Interest income for the six-month period ended December 31, 1997 was approximately $451,000 as compared to approximately $418,000 for the same period in 1996. For 1997, Interest Income is comprised of approximately: (1) $130,000 from investments; (2) $309,000 from Tribal Loans; and (3) $12,000 from officer loans and other notes. For 1996, Interest Income was comprised of approximately: (1) $34,000 from investments; (2) $475,000 from Tribal Loans; and (3) a $91,000 reduction from adjustments related to the final distribution of the CCCD sale. The decrease in interest from Tribal Loans is due to the paydown of the principal balances.

         Interest Expense

         Interest expense for the six-month period ended December 31, 1997 is comprised of interest on the New Senior Secured Notes.

         Interest expense for the six-month period ended December 31, 1996 is comprised of the following: (i) Old Senior Secured Notes - $5,929,000; (ii) amortization of original issue discount and deferred finance charges - $813,000; (iii) Republic Note Payable - $1,050,000; and (iv) CGMI equipment notes - $42,000, for a total of $7,834,000.

         Income Taxes

         The provision for income taxes for the six-month periods ended December 31, 1997 and 1996 represents an estimate for state income tax expense for CGMI. No provision is made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards of the Company. As such, no relationship exists between Income Tax Expense and Consolidated Income [Loss] Before Income Tax for the Company.

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

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that its gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. The WSGC has notified the Muckleshoot Tribe that the Company remains in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. The Company vigorously contests the actions of the Muckleshoot Tribe and Muckleshoot Tribal Gaming Commission as wrongful and without merit and has commenced litigation in the U.S. District Court in the Western District of Washington at Seattle. The Complaint asserts, among other things, breach of contract and defamation and seeks damages in the amount of $50 million. The Company is also continuing to attempt amicable discussions with the Muckleshoot Tribe to resolve this dispute in a manner which would include, among other things, restoring the status quo. There can be no assurance that an amicable resolution will be reached to this dispute. Although there can be no assurance, the Company is vigorously pursuing its litigation against the Muckleshoot Tribe and anticipates that it will prevail on the merits. The Company anticipates that it will prevail in this dispute and that the ultimate outcome of this dispute will not have a material adverse impact on the financial position of the Company or the results of its future operations. However, as approximately 25% of the Company's revenues are derived from the Muckleshoot contract, should the Company not prevail in this dispute, the outcome would have a material adverse impact on the financial position of the Company and the results of its future operations.

PART II., Item 3.

                      CAPITAL GAMING INTERNATIONAL, INC.

                        DEFAULT UPON SENIOR SECURITIES


         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice (and in certain cases, approval from) to the Advisory Committee. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as required by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until February 28, 1998, during which time the Company will have an opportunity to cure any such default. The Company has engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders for the purpose of amending the Amended Indenture to affect solely the rights, duties and powers of the Advisory Committee with the authority to approve the Company's budget without the need for the Advisory Committee members to be licensed as required by certain gaming regulators or, the possible elimination of the Advisory Committee concept from the Amended Indenture altogether.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by February 28, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

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


Dated: February 17, 1997       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Senior Vice President
                                   and General Counsel and Secretary
                                   (Authorized Representative)


Dated: February 17, 1997       By: /s/ Mark J. Suglian
                                   ------------------------------------------
                                   Mark J. Suglian,  Vice President and
                                   Chief Financial Officer
                                      (Principal Accounting Officer)