Form 10-Q
period 1998-03-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1998-05-15
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                      or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934. Subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's class of common stock as of May 1, 1998: 1,866,667

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               March 31, 1998 and June 30, 1997 [Unaudited]                  1

            Consolidated  Statements of Operations for the three months
               and nine months ended March 31, 1998 and 1997 [Unaudited]     3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the nine months ended March 31, 1998 [Unaudited]              4

            Consolidated Statements of Cash Flows for the nine months
               ended March 31, 1998 and 1997 [Unaudited]                     5

            Notes to Consolidated Financial Statements [Unaudited]           6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    16

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 3.  Default Upon Senior Securities                                     24

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signature Page                                                              26

PART I, Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                    March 31, 1998           June 30, 1997
                                                                    --------------           -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                           $ 5,482                 $ 3,923
   Interest Receivable                                                      37                      72
   Native American Management Fees & Expenses Receivable [Note 10]       1,350                     771
   Current Portion - Native American Loans Receivable                    2,858                   3,943
   Current Portion - Notes Receivable, Other                                20                      20
   Notes Receivable From Officers'                                         -0-                     250
   Prepaid Expenses and Other Current Assets                               320                     417
                                                                       -------                 -------
TOTAL CURRENT ASSETS                                                    10,067                   9,396
                                                                       -------                 -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                      23                      15
                                                                       -------                 -------

EXCESS REORGANIZATION VALUE, Net [Notes 3 and 9]                         7,673                   9,072
                                                                       -------                 -------

OTHER ASSETS:
   Restricted Funds (Note 8]                                               522                     926
   Native American Loans Receivable                                      1,855                   3,688
   Investment In Native American Management
      Agreements, Net                                                    1,407                   1,937
   Notes Receivable, Other                                                  73                      80
                                                                       -------                 -------

TOTAL OTHER ASSETS                                                       3,857                   6,631
                                                                       -------                 -------

TOTAL ASSETS                                                           $21,620                 $25,114
                                                                       =======                 =======


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

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                          March 31, 1998           June 30, 1997
                                                                          --------------           -------------
                                                                           [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $ 1,109                  $  2,714
    Accrued Interest                                                          1,040                       251
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                     2,149                     2,965
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                23,100                    23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                            25,249                    26,065
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,866,667                                          400                       400

    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                (4,029)                   (1,351)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                  (3,629)                     (951)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $21,620                  $ 25,114
                                                                            ========                 ========

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

             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)


                                                                Reorganized Company                     Predecessor Company
                                                        -------------------------------------  -------------------------------------
                                                        Three Months Ended  Nine Months Ended   Three Months Ended Nine Months Ended
                                                          March 31, 1998     March 31, 1998      March 31, 1997      March 31, 1997
                                                        ------------------  -----------------  ------------------  -----------------
REVENUES:
    Native American Casino Management Fees
       [Note 10]                                          $     2,023        $     6,883           $  1,981             $  5,831
                                                          -----------        -----------           --------             --------
TOTAL REVENUES                                                  2,023              6,883              1,981                5,831
                                                          -----------        -----------           --------             --------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                             724              2,586                441                1,418
    Native American Gaming Development Costs                      493              1,146                750                1,887
    Professional Fees                                             312                903                266                1,181
    General and Administrative                                    334                975                349                1,326
    Depreciation and Amortization                                 787              2,370                186                  617
    Reorganization Costs                                          -0-                -0-              1,171                1,267
    Reorganization Fees Paid to Management                        -0-                -0-                -0-                  900
                                                          -----------        -----------           --------             --------
TOTAL COSTS AND EXPENSES                                       2,650               7,980              3,163                8,596
                                                          -----------        -----------           --------             --------
[LOSS] FROM OPERATIONS                                          (627)             (1,097)            (1,182)              (2,765)
                                                          -----------        -----------           --------             --------
OTHER INCOME [EXPENSE]:
    INTEREST INCOME                                              178                 629                247                  665
    INTEREST EXPENSE                                            (693)             (2,075)                (7)              (7,841)
                                                          -----------        -----------           --------             --------
TOTAL OTHER INCOME [EXPENSE]                                    (515)             (1,446)               240               (7,176)
                                                          -----------        -----------           --------             --------
(LOSS] BEFORE INCOME TAX                                      (1,142)             (2,543)              (942)              (9,941)

PROVISION FOR INCOME TAX EXPENSE [Note 6]                        (45)               (135)              (114)                (423)
                                                          -----------        -----------           --------             --------
[LOSS] BEFORE EXTRAORDINARY ITEM                              (1,187)             (2,678)            (1,056)             (10,364)

    Extraordinary Item - Loss on Early Extinguishment
       of Debt [Note 11]                                         -0-                 -0-                -0-               (1,998)
                                                          -----------        -----------           --------             --------
NET [LOSS]                                                $   (1,187)        $    (2,678)          $ (1,056)            $(12,362)
                                                          ===========        ===========           ========             ========

NET [LOSS] PER SHARE                                      $     (.64)        $     (1.43)          $     NA             $     NA
                                                          ===========        ===========           ========             ========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                    $1,866,667         $ 1,866,667           $     NA             $     NA
                                                          ===========        ===========           ========             ========

    Due to the reorganization and implementation of fresh-start reporting, the financial statements for the Reorganized Company (Periods starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to The Financial Statements for additional information.

    The weighted average common and equivalent shares outstanding and net income (loss) per share for the Predecessor Company
    (Periods through May 28, 1997) are not presented because, due to the Company's reorganization and implementation of fresh-start reporting, they are not comparable.


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1997                      1,866,667      $     400       $         0      $    (1,351)

    Net Income for the Three Months
       Ended September 30, 1997                                                                      102

    Net Loss for the Three Months
       Ended December 31, 1997                                                                    (1,593)

    Net Loss for the Three Months
       Ended March 31, 1998                                                                       (1,187)
                                            ----------       --------        ----------       ----------

BALANCE - MARCH 31, 1998                     1,866,667      $     400       $         0      $    (4,029)
                                            ==========       ========        ==========       ==========


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


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)

                                                                          Reorganized Company  Predecessor Company
                                                                          -------------------- -------------------
                                                                            Nine Months Ended   Nine Months Ended
                                                                              March 31, 1998      March 31, 1997
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net [Loss]                                                                ($2,678)            $(12,362)
                                                                               -------            --------

    Adjustments to Reconcile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                         2,370                  617
          Amortization of Deferred Finance Charges and Original
              Issue Discounts                                                       0                  813
              Loss on Early Debt Extinguishment                                     0                1,998

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                              35                  533
                  Management Fees and Expenses Receivable                        (579)                (149)
                  Notes Receivable from Officers                                  250                    0
                  Prepaids and Other Current Assets                                97                  (48)
                  Excess Reorganizational Value                                  (426)                (421)
                  Restricted Funds                                                404                    0
                  Notes Receivable, Other                                           7                    0
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                        (1,605)                 621
                  Accrued Interest                                                789                7,019
                                                                                ------             -------

    Total Adjustments                                                           1,342               10,983
                                                                                ------             -------

NET CASH USED BY OPERATING ACTIVITIES                                          (1,336)              (1,379)
                                                                                ------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                              2,918                2,765
    Purchase of Furniture, Fixtures and Equipment                                 (23)                   0
                                                                                ------             -------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       2,895                2,765
                                                                                ------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Reduction in Equipment Notes                                                    0              (1,150)
                                                                                ------             -------

NET CASH USED IN FINANCING ACTIVITIES                                               0              (1,150)
                                                                                ------             -------

NET INCREASE [DECREASE] IN CASH AND CASH EQUIVALENTS                            1,559                 236

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                3,923               2,102
                                                                                ------             -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                      5,482               2,338
                                                                                ======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                $1,286
       Income Taxes                                                            $    0              $  423

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

PART I, Item 1.

                      CAPITAL GAMING INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  [UNAUDITED]

[1]       ORGANIZATION

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of the Native American gaming facilities is conducted through Capital Gaming Management Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The Company is also engaged in the development of the Narragansett Casino Project in Rhode Island (the "Rhode Island Project"). The development of the Rhode Island Project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         CGMI developed and currently manages and operates two Class III Native American gaming facilities located in separate jurisdictions as follows:

                  Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CDGC has a management and development contract with the Narragansett Tribe for the development of a Class II and Class III gaming facility in Rhode Island.

         CGMI also has a management contract with the Muckleshoot Tribe in Auburn, Washington. See Note 10 to the consolidated Financial Statements and
Item I.

[2]      BASIS OF PRESENTATION

         The consolidated balance sheets and changes in stockholders' deficit as of March 31, 1998, the consolidated statements of operations for the three-month and nine-month periods ended March 31, 1998 and 1997 and the consolidated statement of cash flows for the nine-month periods ended March
31, 1998 and 1997 are unaudited. The June 30, 1997 balance sheet data was derived from the June 30, 1997 audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1998 and June 30, 1997, the results of its operations for the three-month and nine-month periods ended March 31, 1998 and 1997 and its cash flows for the nine-month periods ended March 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1997 as filed with the Securities and Exchange Commission.

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

         Plan of Reorganization

         The Plan provided for the continuation of the Company's operations. Under the Plan, the old common stock of the Company (the "Old Common Stock") was canceled and the Company, as reorganized, issued 1,866,667 shares of its new common stock, no par value (the "New Common Stock").

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

         The Plan additionally provides that the Holders of the Old Common Stock receive their pro-rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock of the Company were canceled and holders of such rights receive no distributions of property on account thereof.

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

         In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated the fair value of the Company without regard to liabilities (the "Reorganization Value") at $23,500,000. The excess of the Reorganization Value over the fair market value of the net assets of the Company, totaling approximately $9,765,000 as adjusted, was recorded as Excess Reorganization Value on the Effective Date. The estimate of Reorganization Value was based on cash flow projections, under varying scenarios and assumptions, for the post-reorganization operations of the Company. The significant assumptions underlying the estimate were: (i) various scenarios regarding the acquisition of new management contracts and the completion of the Rhode Island Project; (ii) term of post-reorganization operations from three to eight years; (iii) a discount rate of 12%; and (iv) no consideration for federal income taxes due to the Company's expected utilization of its net operating loss carryforwards. As the assumptions underlying the estimate of Reorganization Value relate to events and circumstances that have not yet taken place, such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of the Company, including, but not limited to, those with respect to the future courses of the Company's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

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

[5]      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract

         Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of net distributable profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the National Indian Gaming Commission ("NIGC") for approval in June 1995.

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

         Department of the Interior Proposed Rule on Class III Gaming Procedures

         The proposed rule sets forth the authority and procedures by which the Department of the Interior will review requests for approval for Class III gaming when a State interposes its immunity from suit brought by an Indian Tribe seeking to enter into a compact with the State pursuant to which gaming activities would be governed. The proposed rule also sets forth the process and standards under which such procedures would be adopted. Written comments concerning the proposed rule are due with the Department on or before June 22, 1998. To date, the Department has not provided any further information regarding issuance of the final rule on this matter. There can be no assurance as to when a final rule will be issued or whether the final rule will apply to the Narragansett Tribe in light of the Chafee Rider (defined below). However, as a result of the Chafee Rider (as defined below), there can be no assurance that the Secretary will have the authority under the final rules to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

         The Chafee Rider

         In September 1996, Federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility was planned) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett Tribe by treating it differently than every other Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of ranking members of the Senate Indian Affairs Committee.

         In February 1997, as a result of the NIGC's decision and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the "District Court"), naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court, that among other things, the Chafee Rider is unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, and an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgement in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgement. An appeal has been filed by the Narragansett Tribe in the United States Court of Appeals for the District of Columbia and is pending.

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

         Ongoing Project Development

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum. As a result of the Chafee Rider, the Narragansett Tribe is currently focusing its efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island. There can be no assurance that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         On February 5, 1998 a bill was introduced in the Rhode Island Senate as an amendment to existing legislation which, by its terms, would allow Rhode Island voters to approve a gaming facility for the Narragansett Tribe in Providence, Rhode Island (the "Providence Bill"). The Providence Bill is currently pending and if passed would identify the Narragansett Tribe by name in a referendum question; irrespective of passage of the Providence Bill, however, Rhode Island law currently allows for voter approval of the establishment of a gaming facility in Rhode Island. In either event, the Providence City Council must first adopt a resolution to have the issue placed on the ballot for majority approval by both statewide and City of Providence voters. There can be no assurance that the Providence Bill will be enacted into law or that the Providence City Council will adopt a resolution placing the issue on the November 1998 ballot or, if placed on the November 1998 ballot, that a majority of the voters of the State of Rhode Island and the City of Providence will approve the establishment of the gambling facility.

         In spite of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, the Company intends to pursue the Rhode Island Project. There can be no assurance that any legislative, judicial or administrative efforts will be successful. The Company has continued to fund the on-going development costs of the Rhode Island Project. None of the these costs have been capitalized. Included in Native American Gaming Development Costs are approximately $363,000 and $1,218,000 in costs associated with the Rhode Island Project for the three-month and nine-month periods ended March 31, 1998 respectively. Additionally, as of March 31, 1998, approximately $8,568,000 in development costs of the Rhode Island Project may be recoverable by the Company; however, these costs will be recoverable only if and when a gaming facility is established by the Narragansett Tribe, as repayment of the development costs will be made solely from the net distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present.

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

         As of March 31, 1998, assuming the 382 Limitation does not apply, the Company believes it has a Net Operating Loss Carryforward (after reductions as a result of the cancellation of indebtedness under the Plan) of approximately $31,500,000, which begins to expire in the year 2009.

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

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $45,000 and $135,000 for the three-month and nine-month periods ended March 31, 1998 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and consolidated income (loss) before income tax for the Company.

[7]      NEW SENIOR SECURED NOTES

         The Amended Indenture

         Pursuant to the Amended Indenture, the Company is subject to certain restrictive covenants, including dividend restrictions. The Company is also required to repurchase the New Senior Secured Notes under certain conditions.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee (as defined in the Plan). No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as contemplated by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until June 15, 1998. The Company has engaged in discussions with the Indenture Trustee and a Noteholder representing a majority of the Noteholders ("Majority Noteholder") for the purpose of amending the Amended Indenture to eliminate the Advisory Committee concept from the Amended Indenture. These discussions have resulted in an agreement in principle with the Majority Noteholder which provides, among other things, that the Advisory Committee function will be eliminated.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture by June 15, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare an Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

         As per the terms of the Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and an interest payment of $1,386,000 on May 15, 1998.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $522,000 and $926,000 held by the Indenture Trustee as of March 31, 1998 and June 30, 1997, respectively, as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Indenture Trustee has notified the Company that the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes.

         At the Company's request, the Indenture Trustee conducted a detailed transaction audit of all accounts held in the Company's name. As a result of the audit, it was determined that approximately $426,000 previously reported as held for the benefit of the Company and the New Senior Secured Noteholders as a result of the sale of the Company's wholly-owned subsidiary, Crescent City Capital Development Corp., was held for the benefit of the Old Senior Secured Noteholders. Accordingly, the Consolidated Balance Sheets as of March 31,
1998 reflects a reclassification of approximately $426,000 from Restricted Funds to Excess Reorganization Value (See footnote [9].)

[9]      EXCESS REORGANIZATION VALUE

         Excess Reorganization Value at March 31, 1998 includes the effect of a reclassification of approximately $426,000 of Restricted Funds (see footnote [8]). The $426,000 was previously reported as held by the Indenture Trustee for the benefit of the Senior Secured Noteholders. An audit conducted by the Indenture Trustee determined that these funds were held for the benefit of the Old Senior Secured Noteholders as a result of the sale of the Company's wholly-owned subsidiary, Crescent City Capital Development Corp. (CCCD) in May 1996. The sale of CCCD and the previously reported $426,000 in Restricted Funds relate to the Predecessor Company. Had the $426,000 not been reported for the benefit of The New Senior Secured Noteholders on the Consolidated Balance sheets of the Predecessor Company, the Excess Reorganization Value of the Reorganized Company would have been $9,765,000 or $426,000 higher than the $9,339,000 recorded on May 28, 1997, the Date of Reorganization.

         Excess Reorganization Value is amortized on a straight-line basis over four years. Accordingly, accumulated amortization at March 31, 1998 and amortization expense for the nine-months then ended includes an adjustment of approximately $88,000 to reflect the increase in excess reorganization value. This $88,000 adjustment is allocated amongst fiscal periods as follows: approximately $26,000 relates to the three month periods ended March 31, 1998, December 31, 1997, and September 30, 1997, and approximately $9,000 relates to the period prior to June 30, 1997.

[10]    IMPACT OF MUCKLESHOOT CONTRACT DISPUTE

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. The WSGC has notified the Muckleshoot Tribe that the Company remains in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license.

         The Company vigorously contests the actions of the Muckleshoot Tribe and Muckleshoot Tribal Gaming Commission as wrongful and without merit and has commenced litigation in the U.S. District Court in the Western District of Washington at Seattle. The Complaint asserts, among other things, breach of contract and defamation and seeks damages in the amount of $50 million. The Company is entering into settlement discussions with the Muckleshoot Tribe to resolve this dispute. There can be no assurance that a mutually acceptable settlement will be reached to this dispute. Although there can be no assurance, the Company is vigorously pursuing its litigation against the Muckleshoot Tribe and anticipates that it will prevail on the merits of the Company's case.

         The Company has accrued approximately $769,000 in management fees for the months of December 1997 through March, 1998 which it believes to be collectable. Further, the Company anticipates that it will prevail in this dispute and that the ultimate outcome of this dispute will not have a material adverse impact on the financial position of the Company or the results of its future operations. However, as approximately 25% of the Company's revenues are derived from the Muckleshoot contract, should the Company not prevail in this dispute, the outcome would have a material adverse impact on the financial position of the Company and the results of its future operations, including a reversal of any accrued management fees.

[11]      EXTRAORDINARY ITEM

         Approximately $1,998,000, comprised of the write-off of deferred finance charges and original issue discounts of the Old Senior Secured Notes, was recorded as early extinguishment of debt relating to the sale of Crescent City Capital Development Corp ("CCCD"), a former wholly-owned subsidiary of the Company, and a 50% partner with Grand Palais Inc. in the River City Joint Venture, a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The joint venture was terminated in July 1995, CCCD was sold in May 1996 to a wholly-owned subsidiary of Casino Magic Corp. and the distribution of the sale proceeds by the Indenture Trustee to the Old Senior Secured Noteholders was made in July 1996.

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

       PART II, Item 2.

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this report.

         Due to the reorganization and implementation of fresh-start reporting, financial information for the Reorganized Company (periods starting after May 28, 1997) are not comparable to those of the Predecessor Company. See the Notes to the Company's Consolidated Financial Statements appearing elsewhere in this report for additional information.

         To the extent the information contained in this report is viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from that inferred by the forward-looking statements. Words such as "expects," "anticipates," "intends," "believes," "potential," and similar expressions are intended to identify forward-looking statements. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

LIQUIDITY AND CAPITAL RESOURCES

         Sources and Uses of Cash

         For the nine-month period ended March 31, 1998, the Company had a net increase in cash of approximately $1,559,000.

         Operating activities for the nine-month period ended March 31, 1998 required approximately $1,336,000 in cash. The primary sources of cash were (i) management fees which provided approximately $6,427,000 (ii) repayment of notes receivable from officers which provided $250,000, and (iii) interest income which provided approximately $592,000. The primary uses of cash were (i) operating expenses which required approximately $6,623,000 and (ii) interest payments which required approximately $1,286,000. Significant adjustments to cash provided by operating activities for non-cash items were approximately [increase (decrease)]: Depreciation and amortization - $2,370,000; Interest accrued on restricted funds - ($22,000); Reclassification from restricted funds to excess reorganization value of (i) excess reorganization value - ($426,000) and (ii) restricted funds - $426, 000 and; Decrease in working capital accounts
- ($1,013,000). The decrease in working capital accounts was due primarily to cash payments of accrued legal and professional fees pursuant to the Company's Plan of Reorganization and the payment of accrued legal and professional fees relating to the Company's Rhode Island Project. No cash was used for the payment of income taxes.

         Investing activities for the nine-month period ended March 31, 1998 provided a total of approximately $2,895,000 in cash primarily from the repayment of Native American loans receivable. Approximately $23,000 in cash was required for the purchase of new telephone and computer systems associated with the relocation of the Company's corporate offices from New Jersey to Arizona.

         The Company's sources of cash for the next twelve months is expected to be derived from the receipt of management fees and the receipt of debt service payments on the Native American loans receivable. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue its operations or service its debt (See Note 10 to the Consolidated Financial Statements and Item 1. Legal Proceedings.)

         Capital Requirements

         The Company will continue to operate, through Capital Gaming Management Inc., its existing management agreements. Absent any new developments, these three contracts, along with debt service payments on the Tribal loans with the Tonto Apache and Umatilla Tribes, and cash and cash equivalents on-hand at March 31, 1998 of $5,482,000, will provide the Company with its only sources of cash for the approximately two years remaining on the management contracts. The Company believes that these sources of cash will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Rhode Island Project) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due on May 15, 2001. The excess cash, although not assured, if realized, is expected to assist in the funding of any new projects.

         In order to fund the construction or acquisition costs of any new projects or to fund the construction costs of the Rhode Island Project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should a gaming facility be approved for Rhode Island, the Company will be able to obtain funding through the debt and/or equity capital markets. The Company's ability to fund other proposed projects will depend upon the economic viability of the individual project and the current over-all state of the capital markets and the Native American and non-Native American Gaming industries. The Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed by the NIGC and by several state jurisdictions, collectively allow company management to believe that they should be able to obtain the required investment capital for most economically viable projects. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments for any proposed projects have been obtained as of the date hereof, and the timing, terms and amount of all capital requirements cannot be reasonably estimated at this time.

         Debt

         At March 31, 1998 the New Senior Secured Notes consist of: face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan and payable in two scheduled principal payments of $4,620,000 due May 15, 2000, and a final balloon principal payment of $18,480,000 due on May 15, 2001.

         Interest accrues on the Senior Secured Notes at a rate of 12% per annum, and is payable semi-annually on May 15 and November 15. Per the terms of the Amended Indenture, the Company made an interest payments of $1,285,900 on November 17, 1997, and $1,386,000 on May 15, 1998.

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee as defined in the Plan. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as contemplated by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as required by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until June 15, 1998. The Company has engaged in discussions with the Indenture Trustee and the Majority Noteholder for the purpose of amending the Amended Indenture to eliminate the Advisory Committee concept from the Amended Indenture altogether. These discussions have resulted in an agreement in principle which provides, among other things, that the Advisory Committee function will be eliminated.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by June 15, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare an Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

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

RESULTS OF OPERATIONS

         General

         The following discussion about the Company's results of operations includes Capital Gaming International Inc. ("CGII") the parent and registrant, and its wholly-owned subsidiaries, Capital Gaming Management Inc ("CGMI"), and Capital Development Gaming Corp. ("CDGC").

         On December 23, 1996 (the "Petition Date"), CGII, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On the Petition Date, the Company filed a pre-negotiated Plan of Reorganization (the "Plan"). As contemplated by the Plan, on May 28, 1997 (the "Effective Date"), the Company emerged from Chapter 11 and consummated the Plan.

         On the Effective Date, upon emergence from bankruptcy, the Company adopted fresh-start reporting as required by AICPA Statement of Position 90-7". Under fresh-start reporting, all assets and liabilities were restated to reflect their Reorganization Value which represents the fair value of the entities under Reorganization. As a result of adopting fresh-start reporting, the consolidated financial statements of the Reorganized Company are not comparable with those of the Predecessor Company prepared before the Effective Date.

         In addition to the Plan approved by the Bankruptcy Court, and in furthering its strategy of reducing operating expenses, the Company's Board of Directors approved an informal Business Plan for Consolidating Operations (the "Business Plan"). The Business Plan called for the relocation of the Company's New Jersey corporate offices to its Arizona offices, thereby gaining substantial efficiencies of operations, better communication amongst management and significant reductions in staffing and administrative costs on a go-forward basis. Pursuant to the Business Plan, the Company consolidated all of its operations into its Phoenix offices in June 1997.

         As a consequence of the implementation of its Business Plan, and the resulting consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of CGII), selling, general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. CGII officers' payroll and public-company general and administrative expenses are charged to CGII. CDGC continues to be charged with the expenses relating to the development of the Rhode Island Project. Accordingly, the results of operations for each of the entities of the Reorganized Company are not necessarily comparable to that of the Predecessor Company. As such, the following discussion of the results of operations for the three and nine-month periods ended March 31, 1998, as compared to the same periods in 1997, is presented on a consolidated basis only, with information about an individual entity provided where necessary.

Three-month period ended March 31, 1998 as compared to March 31, 1997

         Loss From Operations

         Loss from operations for the three-month period ended March 31, 1998 totaled approximately $627,000 as compared to a loss of $1,182,000 for the three-month period ended March 31, 1997, a decrease in loss of $555,000. This decrease in loss from operations is comprised of: (i) an increase in revenues of $42,000, and (ii) a decrease in operating expenses of $513,000.

         Revenues

         Revenues for the three-month period ended March 31, 1998, comprised of CGMI's management fees from the Company's three managed Class III gaming facilities totaled approximately $2,023,000, an increase of $42,000 or 2.1% over the three-month period ended March 31, 1997. The following table sets forth the comparison in total management fees between 1998 and 1997 for the three-month periods ended March 31, by facility (in thousands):

   Facility                        1998       1997         Inc(Dec)        %
   --------                        ----       ----         --------        -
   Muckleshoot Casino          $   570      $  605          $(35)        (5.8%)
   Tonto Apache                    453         418            35          8.4%
   Umatilla                      1,000         958            42          4.4%
                                ------      ------           ----         ---
            Total Revenues      $2,023      $1,981          $ 42          2.1%
                                ======      ======          ====          ===

         Due to the Muckleshoot contract dispute (see footnote [10] to the Company's consolidated financial statements), the Company has accrued approximately $769,000 in management fees from the Muckleshoot Casino operations for the four months of December, 1997 through March, 1998. The balances accrued are based upon revenue estimates provided by the Muckleshoot Casino's management in their 1998 budget proposal. Company management believes such balances accrued closely approximate actual balances.

         The decrease in management fees for the Muckleshoot Casino was due to increased competition from the Puyallup Tribe's riverboat gaming facility in the Tacoma, Washington area as well as the inception of local card rooms in proximity to the Muckleshoot Casino. The increase in management fees at the Tonto Apache and Umatilla Casinos is primarily due to more effective marketing and more efficient cost controls.

         Costs and Expenses

         Salaries, wages and related costs for the three-month period ended March 31, 1998 were approximately $724,000, representing an increase of $283,000 or 64.2% over the comparable period in 1997. This increase is comprised primarily of certain one time payments for retiring employees in the third quarter of fiscal 1998, several new officer and staff appointments in 1998 and miscellaneous changes to the Company's benefits program.

         Native American development costs decreased approximately $257,000 or 34.3% from $750,000 to $493,000, for the three-month periods ended March 31, 1997 and 1998, respectively. Development costs for CGII and CDGC for both 1997 and 1998 were primarily for the benefit of the Narragansett Tribe in Rhode Island.

         The decrease in Rhode Island development costs is due primarily to decreased legal activity required in attempting to further the Tribe's position toward an approved Compact. Specifically, during the three-month period ended March 31, 1997, the Company incurred the expenses of the Narragansett Tribe in their attempt to further their position toward an approved Compact, as described in footnote [5] of the Company's consolidated financial statements. Additionally, during the three month period ended March 31, 1997, the Company incurred costs in evaluating various projects which it ultimately did not pursue.

         Professional fees (primarily legal) increased approximately $46,000 or 17.3% to $312,000 for the three-month period ended March 31, 1998 as compared to $266,000 the three-month period ended March 31, 1997. The increase in professional fees is due primarily to legal activity of the Company associated with its attempt to resolve the Muckleshoot contract dispute, as described in footnote [10] of the Company's consolidated financial statements.

         General and administrative costs for the three-month period ended March 31, 1998 were approximately $334,000, a $15,000 or 4.3% decrease, as compared to $349,000 for the three months ended March 31, 1997. This decrease is due primarily to the Company's on-going efforts to reduce operating expenses.

         Depreciation and amortization expenses were approximately $787,000 and $186,000 for the three-month periods ended March 31, 1998 and 1997, respectively. The 1998 amount includes amortization of excess reorganization costs, related to the Company's Reorganization, of approximately $606,000, as compared to zero in 1997. Included in amortization expense for excess reorganization costs for the three months ended March 31, 1998 is an adjustment of approximately $26,000 for the increase in excess reorganization value due to the reclassification of approximately $426,000 in restricted funds (see footnote [9] to the Company's consolidated financial statements).

         Reorganization costs for the three-month period ended March 31, 1997 of $1,171,000 consisted primarily of post Petition Date legal and related fees associated with the Company's Reorganization.

         Interest Income

         Interest income for the three-month period ended March 31, 1998 was approximately $178,000 as compared to approximately $247,000 for the same period in 1997. For the three months ended March 31, 1998, the Company earned approximately $120,000 in interest income on Native American loans, and approximately $58,000 in interest on excess cash. For the three months ended March 31, 1997, the Company earned $206,000 in interest income on Native American loans, and $41,000 in interest on excess cash. The decrease in interest income is primarily due to the pay-down of the principal balances of the Native American loans.

         Interest Expense

         Interest expense for the three-month period ended March 31, 1998 totals $693,000 and is comprised of interest accruing at 12.0% per annum, on the New Senior Secured Notes.

         Interest expense for the three-month period ended March 31, 1997 is comprised of interest on CGMI equipment notes and totals approximately $7,000.

         Income Taxes

         The provision for income taxes for the three-month periods ended March 31, 1998 and 1997 represents an estimate for state income tax expense for CGMI. No provision is made for Federal income taxes due to the expected utilization of the net operating loss carryforwards of the Company. As such, no relationship exists between income tax expense and consolidated loss before income tax for the Company.

Nine-month period ended March 31, 1998 as compared to March 31, 1997

         Loss From Operations

         Loss from operations for the nine-month period ended March 31, 1998 totaled approximately $1,097,000 as compared to a loss of $2,765,000 for the nine-month period ended March 31, 1997, a decrease from 1997 of $1,668,000, or 60.3%. This decrease in loss from operations is comprised of: (i) an increase in revenues of $1,052,000, and (ii) a decrease in operating expenses of $616,000.

         Revenues

         Revenues for the nine-month period ended March 31, 1998, comprised of CGMI's management fees from the Company's managed Class III gaming facilities, totaled approximately $6,883,000, an increase of $1,052,000 or 18.0% over the nine-month period ended March 31, 1997. The following table sets forth the comparison in total management fees between 1998 and 1997 for the nine-month periods ended March 31, by facility (in thousands)


     Facility                    1998        1997        Inc(Dec)        %
     --------                    ----        ----        --------        -
     Muckleshoot Casino         $1,690      $1,709      $   (19)      (1.1%)
     Muckleshoot Bingo               0           8           (8)    (100.0%)
     Tonto Apache                1,676       1,401          275       19.6%
     Umatilla                    3,517       2,713          804       29.6%
                                ------      ------        ------    -------
            Total Revenues      $6,883      $5,831       $1,052       18.0%
                                ======      ======        ======    =======

         Note: The Muckleshoot Bingo contract expired on September 30, 1996

         Due to the Muckleshoot contract dispute (see footnote [10] to the Company's consolidated financial statements), the Company has accrued approximately $769,000 in management fees from the Muckleshoot Casino operations for the four months of December, 1997 through March, 1998. The balances accrued are based upon revenue estimates provided by the Muckleshoot Casino's management in their 1998 budget proposal. Company management believes such balances accrued closely approximate the actual balances.

         The decrease in management fees for the Muckleshoot Casino was due to increased competition from the Puyallup Tribe's riverboat gaming facility in the Tacoma, Washington area as well as the inception of local card rooms in close proximity to the Muckleshoot Casino. The increase in management fees at the Tonto Apache and Umatilla Casinos is primarily due to more effective marketing and more efficient cost controls.

         Costs and Expenses

         Salaries, wages and related costs for the nine-month period ended March 31, 1998 were approximately $2,586,000, representing an increase of $1,168,000 or 82.4% over the comparable period in 1997. This increase is comprised primarily of certain one time payments of year-end appreciation awards and changes to the Company's benefits program for continuing employees, salary adjustments, officer appointments and staff additions, and changes to the Company's benefits program.

         Native American development costs decreased approximately $741,000 or 39.3% from $1,887,000 to $1,146,000 for the nine-month periods ended March 31, 1997 and 1998, respectively. Development costs for the Company for both 1997 and 1998 were primarily for the benefit of the Narragansett Tribe in Rhode Island. The decrease in Rhode Island development costs is due primarily to decreased legal activity required in attempting to further the Tribe's position toward an approved Compact. The decrease in Company development costs is attributable to a $130,000 adjustment for the write-off of accrued liabilities related to an inactive development contract, approximately $49,000 in refunds from the NIGC for unexpended investigation costs, and fewer legal expenditures in 1998 associated with the Narragansett Tribe's litigation. As of March 31, 1998 the cumulative investment expended on the Rhode Island Project was approximately $9,763,000, of which, approximately $8,568,000 is expected to be recoverable by the Company if and when a gaming facility is established by the Narragansett Tribe.

         Professional fees (primarily legal) decreased approximately $278,000, or 23.5%, to $903,000 for the nine-month period ended March 31, 1998 as compared to the comparable period ended March 31, 1997. The decrease in professional fees is primarily due to reduced Reorganization legal activity following the Reorganization of the Company.

         General and administrative costs for the nine-month period ended March 31, 1998 were approximately $975,000, representing a decrease of $351,000 or 26.5%, as compared to the nine-month period ending March 31, 1997, and is due primarily to the Company's on-going efforts to reduce operating expenses.

         Depreciation and amortization expenses were approximately $2,370,000 and $617,000 for the nine-month periods ended March 31, 1998 and 1997, respectively. The 1998 balance includes amortization of excess reorganization costs of approximately $1,826,160 as compared to zero in 1997. Included in amortization expense for excess reorganization costs is an adjustment of approximately $88,000 for the increase in excess reorganization value due to the reclass of approximately $426,000 in restricted funds. Of the $88,000 adjustment, approximately $9,000 relates to periods prior to June 30, 1997 (See Notes [8] and [9] to the Company's consolidated financial statements).

         Reorganization costs for the nine-month period ended March 31, 1997 of $1,267,000 consisted primarily of post-Petition Date legal and related fees associated with the Company's Reorganization.

         Reorganization fees paid to Management for the nine-month period ended March 31, 1997 consisted of a $900,000 transaction fee paid to Management relating to the discontinuance and sale of the Company's wholly-owned subsidiary Crescent City Capital Development Corp. in May 1996.

         Interest Income

         Interest income for the nine-month period ended March 31, 1998 was approximately $629,000 as compared to approximately $665,000 for the comparable period in 1997. For 1998, interest income is comprised of approximately: (i) $186,000 from investments; (ii) $429,000 from Native American loans; and (iii) $14,000 from officer loans and other notes. For 1997, interest income was comprised of approximately: (i) $76,000 from investments; (ii) $680,000 from Native American loans; and (iii) a $91,000 reduction from adjustments related to the final distribution of the CCCD sale. The decrease in interest from Native American loans is due to the pay-down of the principal balances.

         Interest Expense

         Interest expense for the nine-month period ended March 31, 1998 is comprised of interest, accruing at 12.0% per annum on the New Senior Secured Notes, and totals approximately $2,075,000. For the nine-month period ended March 31, 1997 interest expense is comprised of the following: (i) Old Senior Secured, Notes - $5,929,000; (ii) amortization of original issue discount and deferred finance charges - $813,000; (iii) Republic Note Payable - $1,050,000; and (iv) CGMI equipment notes - $49,000, for a total of $7,841,000.

         Income Taxes

         The provision for income taxes for the nine-month periods ended March 31, 1998 and 1997 represents an estimate for state income tax expense for CGMI. No provision is made for Federal income taxes due to the expected utilization of the net operating loss carryforwards of the Company. As such, no relationship exists between income tax expense and consolidated income (loss) before income tax for the Company.

         Extraordinary Item

         Approximately $1,998,000, comprised of the write-off of deferred finance charges and original issue discounts of the Old Senior Secured Notes, was recorded as early extinguishment of debt relating to the sale of Crescent City Capital Development Corp. ("CCCD"), a former wholly-owned subsidiary of the Company and a 50% partner with Grand Palais Inc. in a River City Joint Venture, a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The joint venture was terminated in July 1995, CCCD was sold in May 1996 to a wholly-owned subsidiary of Casino Magic Corp. and the distribution of the sale proceeds by the Indenture Trustee to the Old Senior Secured Noteholders was made in July 1996.

PART II, Item 1.
                       CAPITAL GAMING INTERNATIONAL, INC.

                               LEGAL PROCEEDINGS


         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date of the Plan were settled. There was no material litigation pending against the Company on March 31, 1998. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existance of any material pending or threatened legal proceedings at this time except as described below.

      1. Republic Litigation

         In connection with the consummation of the Company's Plan of Reogranization, Republic Corporate Service, Inc. ("Republic") is to receive a distribution on account of its unsecured claims equal to its pro-rate share of the 150,000 shares of New Common Stock and of the $550,000 in New Secured Notes to be distributed to the holders of Allowed Class 4 Claims other than the Indenture Trustee. On August 20, 1997 the Arizona Department of Gaming ("ADOG") notified the Company that, based upon its concerns regarding Republic, ADOG would conduct a background investigation of Republic prior to issuing a permanent certification to the Company. This notification was communicated to Republic by the Company and ADOG sent further notification to Republic on October 5, 1997. In response to ADOG's August 20, 1997 notification, the Company has notified Republic that a License Event has occurred as defined in, and pursuant to, the Company's Amended and Restated Certificate of Incorporation ("Amended Certificate") and that the Company invoked its right to have Republic's equity securities distributed to an independent trustee and that the Company further intended to redeem such securities in accordance with the terms of the Amended Certificate. On November 5, 1997 Republic filed a Complaint for Declaratory Judgment, Specific Performance and Other Relief with the U.S. Bankruptcy Court for the District of New Jersey seeking a declaration that its ownership of equity securities is not a License Event or, in the alterative, that if such equity ownership is a License Event then, in effect, that Republic's equity securities should be redeemed at $2.38 per share and its New Secured Notes should be redeemed at par. On April 16, 1998 the Company and Republic entered into a stipulation of settlement which provides, among other things, that any equity securities slated for distribution to Republic pursuant to the Plans will be distributed to a possession trustee and provides that Edward M. Tracy, Chairman and CEO of the Company, will maintain all voting rights with respect to such equity securities pursuant to a Voting Trust until such time as such securities are sold to a suitable purchaser.


      2. Muckleshoot Litigation

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. The WSGC has notified the Muckleshoot Tribe that the Company remains in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it has been recommended for the issuance of a gaming license.

         The Company vigorously contests the actions of the Muckleshoot Tribe and Muckleshoot Tribal Gaming Commission as wrongful and without merit and has commenced litigation in the U.S. District Court in the Western District of Washington at Seattle. The Compliant asserts, among other things, breach of contract and defamation and seeks damages in the amount of $50 million. The Company is entering into settlement discussions with the Muckleshoot Tribe to resolve this dispute. There can be no assurance that a mutually acceptable settlement will be reached to this dispute. Although there can be no assurance, the Company is vigorously pursuing its litigation against the Muckleshoot Tribe and anticipates that it will prevail on the merits. The Company anticipates that it will prevail in this dispute and that the ultimate outcome of this dispute will not have a material adverse impact on the financial position of the Company or the results of its future operations. However, as approximately 25% of the Company's revenues are derived from the Muckleshoot contract, should the Company not prevail in this dispute, the outcome would have a material adverse impact on the financial position of the Company and the results of its future operations, including a reversal of any accrued management fees.

PART II, Item 3.

                      CAPITAL GAMING INTERNATIONAL, INC.

                        DEFAULT UPON SENIOR SECURITIES


         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee as defined in the Plan. No proposed member of the Advisory Committee has yet executed an appropriate confidentiality agreement as required by the Amended Indenture prior to the formation of the Advisory Committee, therefore no such proposed member has qualified to serve on the Advisory Committee. Moreover, the Company has been notified by several state gaming regulators in states in which the Company conducts business, that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators and further that, in the absence of such licensure, actions by members of the Advisory Committee would constitute an improper circumvention of the applicable licensing requirements. As such, the Advisory Committee has not formed as contemplated by the Amended Indenture and, as a result, there has been no regulatory impact. In the absence of a functioning Advisory Committee, however, the Company may not be able to enter into certain transactions or otherwise conduct its business without violating certain covenants of the Amended Indenture. The Company has been notified by the Indenture Trustee that the Indenture Trustee has reserved its right to assert that certain actions taken by the Company to date relating to the failure of the Company to have its budget approved by the Advisory Committee and its failure to provide a Certificate of Excess Cash in an acceptable form (the computation of which requires an approved budget) constitutes a default under the Amended Indenture. To date, however, the Indenture Trustee has not delivered to the Company any notice of an Event of Default. Moreover, the Indenture Trustee has notified the Company that it has been directed by a majority in principal amount of the New Senior Secured Notes to forebear from taking any action to accelerate the New Senior Secured Notes until June 15, 1998. The Company has engaged in discussions with the Indenture Trustee and the Majority Noteholder for the purpose of amending the Amended Indenture to eliminate the Advisory Committee concept from the Amended Indenture. These discussions have resulted in an agreement in principle with the Majority Noteholder which provides, among other things, that the Advisory Committee Function will be eliminated.

         The Company believes that it is probable that the parties will be able to amend the Amended Indenture to cure the default by June 15, 1998 and that appropriate extensions will be granted as necessary in order to implement the necessary changes to the New Indenture. There is no assurance, however, that a satisfactory resolution of this matter can be achieved. In the absence of a satisfactory resolution, the Indenture Trustee could elect to declare and Event of Default in which case the Senior Secured Notes could be accelerated and the Indenture Trustee could seek to enforce its rights under the Amended Indenture, including foreclosing on its collateral.

PART II, Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-----------
27                         Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during this period.

Signature Page

                      CAPITAL GAMING INTERNATIONAL, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


Dated: May __, 1998          By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Senior Vice President
                                   and General Counsel and Secretary
                                   (Authorized Representative)


Dated: May __, 1998          By: /s/ Bradley A. Denton
                                   ------------------------------------------
                                   Bradley A. Denton,  Vice President and
                                   Chief Financial Officer
                                      (Principal Accounting Officer)