Form 10-K
period 1998-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1998-10-26
CIK 867443

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

                    For the fiscal year ended June 30, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]     No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the Registrant's Common Stock, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by the "NASDAQ-Electronic Bulletin Board" on June 25, 1997 was $0.03 per share.*

Number of shares of Common Stock of the Registrant issued and outstanding as of September 30, 1998 was 1,933,333

                   DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE
-----------------
*The Company's common stock was delisted from the NASDAQ OTC Bulletin Board effective June 25, 1997 because there were no marketmakers for the Company's common stock. The Company may seek relisting in the future if it can satisfy certain relevant criteria including registration of market makers.

                               TABLE OF CONTENTS


                                                                                                              Page
                                                                                                              ----

ITEM 1.  BUSINESS.................................................................................................1

ITEM 2.  PROPERTIES..............................................................................................22

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................23

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................23

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................24

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................26

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS ............................................36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....................36

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS........................................................................37

ITEM 11. EXECUTIVE COMPENSATION..................................................................................38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................................45

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................46

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.........................................47

ITEM 1. BUSINESS

General

         Capital Gaming International, Inc., a New Jersey Corporation, (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management and development interests with Native American Tribes in several states. The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett Project (the "Narragansett Project") is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         CGMI developed and currently manages two Class III (as hereinafter defined) Native American gaming facilities.

         Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

         Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CGMI also has a management development agreement with the Pueblo of Laguna Tribe pursuant to which CGMI is developing a Class III gaming facility on the tribe's sovereign lands located on I-40 west of Albuquerque, New Mexico.

         CDGC has a management and development contract for the Narragansett Project with the Narragansett Tribe for the development of a Class III gaming facility either on the tribe's sovereign lands near Charlestown, Rhode Island or elsewhere in the state of Rhode Island as may be permitted by law. See "Native American Gaming Operations".

         Gaming has evolved into a national industry. Approximately 33 states sponsor lotteries. Bingo games operated by charities are legal in at least 46 states. In addition to the primary markets in Nevada and New Jersey, gaming activities have expanded to include riverboat and dockside gaming, state-sponsored video lotteries, limited stakes casino gaming and Native American gaming. Other forms of gaming conducted in certain areas of the United States include slot machine gaming, or variations thereof, in restaurants, bars, hotels and truck stops; pari-mutuel betting on horse racing, dog racing and jai-alai; sports book making and card rooms. The Company is actively seeking new opportunities in Native American gaming and other gaming market jurisdictions.

Company's Strategy

         The Company is focusing its efforts on maintaining its existing gaming management interests with Native American Tribes, pursuing a strategy to develop CGMI's and CDGC's Native American gaming operations and seeking other gaming opportunities in existing and emerging gaming jurisdictions. The Company believes that it has significant opportunities in Native American gaming because of its demonstrated and continued success at the facilities it currently manages through its subsidiaries, its approval and/or licensing by the National Indian Gaming Commission (the "NIGC") and various state and tribal gaming jurisdictions and its excellent reputation in this industry segment. The Company continues to focus on management, consulting and development opportunities in Native American gaming jurisdictions where the Company is already licensed, as well as in new jurisdictions. The Company is also focusing on secondary gaming market opportunities in various jurisdictions where opportunities exist parallel to the size and scope that the Company has successfully developed and manages in the Native American gaming segment of the gaming industry.

         Management believes its experience in and early entry into the Native American gaming segment of the gaming industry and receipt of certain approvals from the NIGC and other state and tribal regulatory authorities will provide it with a competitive advantage over companies just entering Native American gaming development and management.

Company History

         The Company was originally organized in June 1990 as a New Jersey Corporation and was involved in an unrelated business prior to its entry into the Native American gaming segment in 1993. From March 31, 1992 through January 20, 1993, the Company entered into a series of transactions with Great American Recreation, Inc. and its wholly-owned subsidiary (collectively, "GAR") pursuant to which the Company sold its assets in this unrelated business segment to GAR. Management believes that the foregoing transactions have resulted in the satisfaction of substantially all of the liabilities associated with these prior unrelated business activities conducted by the Company.

         With the January 1993 hiring of experienced casino industry executives, the Company embarked on its new strategy of pursuing opportunities in emerging segments of the gaming industry.

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

         Several states have resisted entering into Tribal/State Compacts. In 1996, the United States Supreme Court held in the case Seminole Tribe of Florida
v. Florida, that a state may assert an 11th Amendment immunity defense where a Tribe has commenced an action to enforce the state's obligation to negotiate in good faith. Thus, the federal courts are incapable of providing the relief contemplated by IGRA. In response to Seminole, the Secretary of the United States Department of Interior (the "Secretary of the Interior") has requested comments as to how the Secretary of the Interior should implement his authority to promulgate Secretarial procedures which would govern gaming where a state has asserted the 11th Amendment immunity from suit. If the Secretary of the Interior decides to adopt such procedures, and if such procedures withstood legal challenge, the procedures would substitute for the Tribal/State Compacts.

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

         In August 1994, CGMI's management contract with the Umatilla Tribe was approved by the NIGC. The approval followed an extensive background investigation as required by applicable NIGC regulations into the Company's past and current business activities and practices as well as the Company's key employees. This approval was significant because the background investigations, as well as certain environmental approvals, require the most time in the entire NIGC management contract approval process. The management contracts between CGMI and the Tonto Apache Tribe and the Muckleshoot Tribe were approved by the NIGC in January 1995 and April 1995, respectively. The Company and its subsidiaries invested approximately $27 million towards the expansion of existing facilities and for the development of new Class III gaming facilities for which it had signed contracts exclusive of the proposed Narragansett project. Of that amount, $3.3 million represented equipment financing obtained on behalf of the Tribes. The expenditures have included construction/expansion costs, equipment purchases, pre-opening expenses and general working capital. The funds were invested in the form of capital loans from CGMI to the Tribes and are required to be repaid with interest and principal, generally over the life of the management contracts. In September 1995, the Cow Creek Tribe prepaid approximately $824,000 and the Muckleshoot Tribe prepaid approximately $7.6 million of loans made by CGMI to these Tribes relating to the construction of their respective facilities. Additionally, in September, 1998 the Umatilla Tribes made their final installment of principal and interest to CGMI. As of June 30, 1998, CGMI was owed approximately $3,693,000 on account of remaining tribal loans.

         The Company intends to maintain a focused strategy to develop CGMI's and CDGC's Native American gaming operations and to attempt to capitalize on its presence in Native American gaming and general casino experience and to seek additional management contracts.

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

         The Tonto Apache Management Contract between CGMI and the Tonto Apache Tribe was approved by the NIGC on January 30, 1995. In addition, in February 1995, the Company received temporary management certification from the Arizona State Gaming Agency and anticipates receiving full certification in the near future.

         Confederated Tribes of the Umatilla Indian Reservation Contract (Wildhorse Gaming Resort - Pendleton, Oregon).

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

Pueblo of Laguna Contract (Pueblo of Laguna, I-40, New Mexico)

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, finance, construct, operate and manage a casino to be located on Interstate 40 on the tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and poker as well as restaurants, a gift shop and other ammenities. The management and development agreement, which is subject to the approval of the NIGC, provides that CGMI will receive a management fee of 30% of "Net Distributable Profits" (as defined therein) over a term of seven (7) years from the official date of opening of the casino. The Company currently anticipates financing the Pueblo of Luguna Casino from existing cash reserves. The Company is seeking third party financing as an alternative to self-financing the casino.

         Capital Development Gaming Corp.

         Narragansett Contract - Native American Casino (Rhode Island).

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

         In light of the Decision (as defined below) to invalidate the Compact and the application of the Chafee Rider (as defined below), no assurance can be given if, or when, NIGC approval of the management contract will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract.

         Tribal/State Compact

         In August 1994, a Tribal/State Compact (the "Compact") was entered into between the Narragansett Tribe and Governor Bruce Sundlan of Rhode Island. In November of 1994, a lawsuit was filed by Rhode Island Attorney General Pine (the "Pine Case") seeking to void the Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State Legislative approval. In 1995, Rhode Island's new Governor, Governor Almond, joined with the Attorney General in the Pine Case.

         In February 1996, the United States District Court for the District of Rhode Island decided that the Compact was void for lack of State Legislative approval (the "Decision"). The State of Rhode Island has subsequently refused to negotiate with the Narragansett Tribe. In light of this Decision, and similar decisions in other states, the Secretary of the Interior (the "Secretary") requested comments from the public as to whether the Secretary has the authority to adopt Secretarial procedures to permit gaming under IGRA for the Tribes in states (such as Rhode Island) that refuse to negotiate Tribal/State Compacts in good faith. On January 22, 1998, a Proposed Rule on Class III Gaming Procedures ("Proposed Rule") was promulgated by the Department of the Interior.

         Department of the Interior Proposed Rule on Class III Gaming Procedures

         The proposed rule sets forth the authority and procedures by which the Department of the Interior will review requests for approval of Class III gaming when a State interposes its immunity from suit brought by an Indian Tribe seeking to enter into a compact with the State pursuant to which gaming activities would be governed. The proposed rule also sets forth the process and standards by which such procedures would be adopted. Written comments concerning the proposed rule were due with the Department of the Interior on or before June 22, 1998. The comments are currently under review. In March of 1998, the U.S. Senate voted to prohibit the Department of the Interior from proceeding with the regulations. However, the ban, which was part of an emergency spending bill, was lifted in September 1998 from the bill by a joint U.S. House - U.S. Senate conference committee. It is unknown what further action, if any, Congress may take concerning the proposed rule. Considerable opposition to the proposed rule has been received from at least 25 states. Additionally, the National Gambling Impact Study Commission (the "Commission") voted in July of 1998 to recommend to the Department of the Interior that no final rules be issued or published until after the Commission submits its report to Congress in June of 1999. As a result, in September 1998, Congress passed certain legislation prohibiting the Department of the Interior from proceeding any further with the proposed rule prior to October 1, 1999. There can be no assurance as to when a final rule will be issued or whether the final rule will apply to the Narragansett Tribe in light of the Chafee Rider (defined below). However, as a result of the Chafee Rider (as defined below), there can also be no assurance that the Secretary of the Interior will have the authority under the final rules to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

         The Chafee Rider

         In September 1996, Federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, (the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility was planned) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett Tribe by treating it differently than every other Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of ranking members of the Senate Indian Affairs Committee.

         In February 1997, as a result of the NIGC's decision to decline further review of the Management Agreement and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the "District Court"), naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court, that, among other things, would declare the Chafee Rider unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, along with an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgement in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgement. An appeal has been filed by the Narragansett Tribe in the United States Court of Appeals for the District of Columbia and is pending. The United States Court of Appeals has held oral argument on the matter and the parties are awaiting the court's decision.

         In May 1997, a Congressional Review of the Chafee Rider was initiated with a hearing before the Committee on Resources of the U.S. House of Representatives (the "Committee"). The hearing included testimony from the Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of the repeal of the Chafee Rider, as well as from several political leaders from the State of Rhode Island in support of the Chafee Rider. In June 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee, and co-sponsored by Rep. Don Young (R-AK), the Chairman of the Committee and Rep. Dale E. Kildee (D-MI), a member of the Committee and Co-Chairman of the Congressional Native American Caucus. H.R. 1983, known as "The Narragansett Justice Act," has subsequently cleared the Committee. No assurances can be given as to the ultimate outcome of H.R. 1983.

         Ongoing Project Development

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum. As a result of the Chafee Rider, the Narragansett Tribe has focused its efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island. The earliest date upon which any such referendum could be held is November 2000. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the bill provides that the host city or town must also approve any such referendum question prior to its being placed on the ballot. There can be no assurance that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In spite of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, the Company intends to pursue the Rhode Island Project. However, there can be no assurance that any legislative, judicial or administrative efforts will be successful.

         Bureau of Indian Affairs Approval

         On September 3, 1998 the Secretary of the Interior and the Deputy Commissioner of the Bureau of Indian Affairs approved the Management Agreement between the Narragansett Tribe and CDGC pursuant to 25 CFR Section 81. While this approval does not impact the Narragansett Tribe's right to offer gaming pursuant to IGRA, the approval is significant because it protects the Narragansett Tribe and CDGC from any assertion that the Management Contract is null and void under the provisions of 25 U.S.C. Section 81 due to lack of approval.

         Other Matters

         In connection with the Narragansett Tribe's efforts to seek statewide voter approval of a gaming facility to be located in Providence, Rhode Island in the November 1998 general election, the Company had retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") to act as its exclusive financial advisor with respect to the review and analysis of financial and structural alternatives available to the Company. As part of such engagement, the Company agreed to issue warrants to DLJ to purchase five (5%) percent of the Company's issued and outstanding common stock on a fully diluted basis, to be exercisable only if the Narragansett Tribe succeeded in winning voter approval for a Narragansett gaming facility. In light of the fact that a voter referendum will not occur in November 1998, and the uncertainty surrounding any future voter referendum, the Company has not issued such warrants.

         The Company has continued funding the on-going development costs of the Narragansett development project, which at June 30, 1998, has totaled approximately $10.9 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At June 30, 1998, approximately $9.3 million in development costs (of the $10.9 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present.

         New England is already home to several full scale casinos, including the Foxwoods Casino operated by the Mashantucket Pequot Tribe and the Mohegan Sun Casino operated by the Mohegan Tribe, which opened in October 1996. Both of these casinos are in Connecticut. It is possible that other casinos will be established in other parts of New England, including Massachusetts. Because of the market size, the establishment of existing and such other casinos could have an adverse impact on the Narragansett casino's gross revenues and, in turn, on the income generated by CDGC under the Narragansett Contract.

         In order to fund the construction costs for the project, it is anticipated that the Company will require significant additional capital. The inability of the Narragansett casino to offer Class III gaming could create a competitive disadvantage. There can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable to the Company.

Other Projects of the Company

         Jena Band of Choctaws Contract. When the Company completed the acquisition of CGMI, there was an existing management contract relating to the development of a Class III gaming facility with the Jena Band of Choctaws Tribe in Louisiana (the "Jena Contract"). The Jena Contract has not been submitted to the NIGC for approval by the Tribe. Subsequent to the execution of the Jena Contract, the Jena Band of Choctaws became a federally-recognized tribe. This effort was funded by the Company. The Jena Tribe has advised the Company that it does not believe it is bound by the existing agreement, and the Jena Tribe has had discussions with other management companies. The Company intends to enforce its rights under the Jena Contract against any third parties which interfere with this relationship.

         Native American Gaming Competition

         The Native American gaming industry has experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts may become less lucrative to management companies such as the Company as the Tribes have more management companies to choose from. Additionally, many of the Company's competitors have substantially more gaming experience, are larger and have greater financial resources to fund the development of new Tribal gaming operations and to attract new management contracts.

         Additionally, Native American casinos experience intense competition from other Native American casinos, state sponsored lotteries and gaming, charitable gaming, as well as from gaming in primary markets (Nevada and New Jersey) and secondary markets (including riverboat, dockside, card rooms, bars and truck stop operations). There can be no assurance that such competitive factors will not negatively impact existing or future casinos which the Company manages.

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

         CCCD filed a plan of reorganization under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") on October 13, 1995. On January 12, 1996, CCCD's plan of reorganization was confirmed (the "January CCCD Plan of Reorganization"). The January CCCD Plan of Reorganization was predicated upon an agreement (the "MRI Agreement") between the Company and with Mirage Resorts, Inc. ("Mirage") for the sale of CCCD to Mirage for $55 million plus the assumption of certain equipment financing liabilities of up to $6.5 million. The sale to Mirage was contingent upon certain waivers and conditions being achieved on or before January 24, 1995, including, but not limited to, receiving all requisite regulatory approvals to transfer the operator's license. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. Although the Louisiana State Police determined on January 23, 1996 that Mirage was suitable to hold an operator's license, the Louisiana Riverboat Gaming Commission deferred action on the matter indicating that it needed more time to rule on the proposed change of berth and transfer of the license from Orleans Parish, Louisiana to Bossier Parish, Louisiana. As a consequence of the termination of the MRI Agreement, management believed that it was in the best interests of the Company, its senior secured noteholders and its shareholders, to immediately pursue other alternatives for the sale of CCCD's assets.

         On February 21, 1996, the Company entered into a stock purchase agreement (the "CMC Agreement") with Casino Magic Corp. ("CMC"), two of CMC's wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of CMC. An Amended Plan of Reorganization (the "Amended CCCD Plan of Reorganization") predicated upon consummation of the CMC Agreement was confirmed by the bankruptcy court overseeing the CCCD Reorganization Case and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of CMC for an aggregate purchase price of $56.5 million, consisting of $15 million cash, $35 million in Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The cash and Purchaser's Notes paid by CMC's wholly-owned subsidiary as the purchase price for CCCD were distributed in accordance with the provisions of the Amended CCCD Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's Notes were distributed to First Trust National Association (now Known as U.S. Bank Trust National Association), the indenture trustee ("Indenture Trustee") on account of the Company's 11.5% Senior Secured Notes due in 2001 (the "Old Senior Secured Notes"). The Amended CCCD Plan of Reorganization also provided for the distribution to CCCD's unsecured creditors of the proceeds of all of CCCD's remaining assets not sold to CMC.

         On July 29, 1996, the Indenture Trustee for the Old Senior Secured Notes distributed $49,986,000 in cash and Purchaser's Notes to the holders of the Old Senior Secured Notes on account of principal and accrued interest (the "Noteholder Distribution"). The Noteholder Distribution included $28 million in Purchaser's Notes, as well as cash from the sale of CCCD to CMC, proceeds from the early payment of a Tribal development loan, proceeds from the buyout of a management contract, $3.2 million in unused restricted cash and other sources. Subsequently, in August 1996, the Purchaser's Notes were redeemed by CMC at 100% of the principal amount plus accrued interest.

         Reorganization of the Company

         As a result of the CCCD Reorganization Case, on June 13, 1995, the Indenture Trustee notified the Company of the occurrence of certain events of default ("Events of Default") under the Indenture with respect to the Old Senior Secured Notes (the "Old Indenture"). The Old Senior Secured Notes were guaranteed by CGMI and CCCD. The Event of Default cited by the Trustee related to the assertion of various claims of creditors against Collateral (as defined in the Old Indenture), which was pledged to secure repayment of the Old Senior Secured Notes. In addition, on June 13, 1995, the Trustee also notified First National Bank of Commerce ("FNBC"), the Company's Collateral Agent, that FNBC could not make further disbursements from cash collateral accounts established pursuant to the Old Indenture until directed by the Trustee. Additionally, the Company failed to make interest payments on its Old Senior Secured Notes of $7,302,500 each on August 1, 1995, February 1, 1996 and August 1, 1996, and a $1,350,000 consent fee payment which was due to the holders of the Old Senior Secured Notes on August 1, 1995, which also constituted Events of Default under the Old Indenture.

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

         On the Petition Date, the Company filed a pre-negotiated Plan of Reorganization (together with all subsequent amendments and modifications, the "Plan of Reorganization"), and an accompanying disclosure statement (together with all subsequent amendments and modifications, the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

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

         The Plan of Reorganization provides for the continuation of the Company. Under the Plan of Reorganization, on the Effective Date the outstanding common stock of the Company (the "Old Common Stock") and the Old Options (as hereinafter defined) were cancelled and the Company, as reorganized, issued 2,000,000 shares of its new common stock, no par value (the "New Common Stock"), some of which is being held by the transfer agent subject to distribution under the Plan of Reorganization. The New Common Stock will be distributed pursuant to the terms of the Plan of Reorganization.

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

         The Plan of Reorganization provides for the discharge of all claims against the Company and/or the release from liability only of the Company, its officers and employees, its wholly-owned subsidiaries and their respective present and former directors, the Amended Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan of Reorganization is the release by the Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided for under the Plan of Reorganization.

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

Additionally, the Company has been making required semi-annual interest payments of approximately $1,386,000 since November 15, 1997 and is obligated to make such interest payments semi-annually until May 2001.

         Description of Amended Indenture. The Amended Indenture governs the terms of the New Senior Secured Notes. The New Senior Secured Notes are unconditionally guaranteed pursuant to a Guaranty (the "Guaranty") as to principal, premium, if any, and interest, on a senior basis, jointly and severally by all existing and future Subsidiaries (other than CDGC and its subsidiaries) of the Company (the "Guarantors"). The New Senior Secured Notes are secured by a lien on substantially all of the assets of the Company and all existing and future Guarantors. Under certain circumstances, the Collateral (as defined in the Amended Indenture) may be released from the lien created by the Amended Indenture and, under other circumstances, additional liens may be granted on the Collateral.

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

         Principal covenants include, among others, maintenance of coverage ratio, and limitations on: dividends and other restricted payments and investments, payment restrictions affecting Subsidiaries, transactions with Affiliates (as defined in the Amended Indenture), consolidations, mergers and sales of assets, incurrences of additional Indebtedness (as defined in the Amended Indenture) and Disqualified Capital Stock (as defined in the Amended Indenture), liens, as well as on lines of business and certain transactions which must be authorized by the Advisory Committee (as defined in the Amended Indenture).

         The Amended Indenture contemplates the formation of an advisory committee ("Advisory Committee") for the purposes of, among other things, overseeing certain aspects of the Company's operations. The initial members of the Advisory Committee were selected by the Noteholders Steering Committee and were approved by the Bankruptcy Court.

         The Company and the Guarantors have covenanted to file, upon request from the Advisory Committee or the Holders of the New Senior Secured Notes or the Holders of the New Common Stock, a registration statement under the Securities Act of 1933 with respect to the New Senior Secured Notes and the New Common Stock. See "Default under the Amended Indenture."

The Company and the Guarantors also have agreed to use their best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 180 days following such notice.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). To date, the Advisory Committee has not been formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrence of possible events of default ("Events of Default") under the Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of ongoing good faith negotiations to amend the Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee has been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear, until December 31, 1998 from taking any action, and has not taken any action to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the Amended Indenture.

         The Indenture Trustee, and the holders of a majority in principal amount of the New Senior Secured Notes and the Company have had good faith negotiations to resolve the various Events of Default under the Amended Indenture and all parties have reached agreement in principle as to a Second Amended and Restated Indenture which would resolve any Events of Default. On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order approving modifications of the Plan of Reorganization with the Bankruptcy Court (the "Motion"). The Motion provides, in pertinent part, (i) the Amended Indenture will be revised to eliminate the Advisory Committee, (ii) certain majority holders will elect to hold their equity distributions in a voting trust with the Company's new Chairman, Charles B. Brewer, acting as voting trustee, (iii) for the amendment of the Company's Articles of Incorporation and By-laws to provide for two classes of Common Stock (Common Stock and Class A Common Stock), identical in all respects except that Class A Common Stock will have the right to elect a controlling number of Board members and will be distributed to the holders of Old Senior Secured Notes on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), and
(iv) that the Amended Indenture will be revised with respect to the mechanisms by which Excess Cash (as defined in the Amended Indenture) is deposited in the cash collateral account held by the Indenture Trustee. A hearing on the Motion has been set for November 16, 1998. Once implemented, the revisions to the Amended Indenture will definitively cure any alleged Events of Default. The Amended Indenture Trustee, the majority noteholder and the Company believe it is reasonably probable that the Events of Default will be cured on or before December 31, 1998.

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

         Capital Structure Following the Reorganization

         The Plan of Reorganization provided for the amendment and restatement of the Company's Certificate of Incorporation (the "Certificate of Incorporation") and bylaws. The Certificate of Incorporation authorizes 3.2 million shares of New Common Stock. On the Effective Date, 1,866,667 shares of New Common Stock were issued to the Company as the disbursing agent under the Plan of Reorganization. The New Common Stock will be distributed to various classes of creditors pursuant to the terms of the Plan of Reorganization. In addition, the Company's executive management became entitled to receive a total of 66,667 shares of common stock on the Effective Date and an additional 66,667 shares on the one year anniversary date following the Effective Date. As of June 30, 1998, the Company had not allocated such shares among executive management. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan of Reorganization over the two-year period after the Effective Date. Executive management will be entitled to receive the remaining 66,666 shares on the second anniversary of the Effective Date.

         Stock Option Plan

         Pursuant to the Plan of Reorganization, the Company cancelled all of its existing stock options and adopted the 1997 Stock Option Plan (the "Stock Option Plan") covering 200,000 shares of the New Common Stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Plan of Reorganization no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Stock Option Plan expires in March 2007. Incentive stock options granted under the Stock Option Plan to employees who are not 10% owners are exercisable for a period of up to ten years from the date of the grant at an exercise price of $1.75 or such lesser amount approved by the Company's noteholders advisory committee. The exercise price may be adjusted subject to certain recapitalization provisions of the Stock Option Plan. Incentive stock options granted under the Stock Option Plan to employees who are 10% shareholders are exercisable for a period of up to five years at the same exercise price provisions. As of June 30, 1998, there were no options granted under the Stock Option Plan.

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

         For purposes of this discussion, unless otherwise defined or modified, the term "Gross NOLs" means the total NOLs reported to the Internal Revenue Service on the federal income tax returns of the particular taxpayer, before the application of any reductions and related adjustments described in the following paragraphs under the heading "Net Operating Loss Carryforwards". Based on its federal income tax returns for the years through June 30, 1996, the Company and its subsidiaries reported cumulative Gross NOLs of approximately $107,000,000. Under Section 172(b) of the Internal Revenue Code of 1986, as amended (the "Tax Code") and, in effect for those years, unused NOLs expire after fifteen taxable years from the taxable year of a loss. Because these losses were generated in 1994, 1995 and 1996, they should expire in 2009, 2010 and 2011 respectively.

         For purposes of this discussion, the term "Net NOLs" means the amount of NOLs of the particular taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Tax Code ss. 108 and Tax Code ss. 382(1)(5), assuming that Tax Code ss. 382(1)(5) applies, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384. See "Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under the Chapter 11 Reorganization". After taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies as described in more detail in this section "Net Operating Loss Carryforwards", management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1998 are approximately $35,214,000, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards".

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

         Application of Tax Code ss. 382 Under the Chapter 11 Reorganization. If the Company is subject to the Section 382 Limitation as a result of the consummation of the Plan of Reorganization, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, for example, if the value of the equity of the Company as of the Effective Date of the Plan of Reorganization was $400,000, the Company could only use approximately $23,000 of its NOLs each year until they expire. Although a 50% ownership change was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Plan of Reorganization, an exception under Tax Code ss. 382(1)(5) is believed by management to have applied as described as follows. Tax Code ss. 382(1)(5) provides that the Section 382 Limitation will not apply to a loss corporation if
(1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case, and
(2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness. Indebtedness of creditors qualifies as "old and cold" if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter
11 case, or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt. These requirements will not apply, however, and thus a loss corporation generally may treat the debt as meeting the holding period requirement, unless (i) the creditor becomes a 5-percent shareholder of the loss corporation (directly or indirectly) immediately after the ownership change, or (ii) such creditor's participation in the formation of the reorganization plan makes it evident to the debtor that the creditor has not owned the debt in question for the required period.

         In an attempt to determine the extent to which the indebtedness of creditors who received stock pursuant to the Plan of Reorganization qualifies as "old and cold", the Company has obtained corroborative evidence as to the status of certain creditors including written confirmation of the status of certain creditors who are receiving New Common Stock. As a result, Management of the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" under Tax Code ss. 382(1)(5) so that Tax Code ss. 382(1)(5) will apply to this ownership change. No assurances, however, can be given that corroborative documentation obtained by the Company will ultimately sustain such analysis if challenged.

     Under ss. 382(1)(5), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the Company must nevertheless be reduced to the extent of the amount of interest accrued with respect to such canceled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date). The Company's management estimates that this Tax Code ss. 382(1)(5) adjustment to the Company's Gross NOLs is approximately $32,000,000. $35,214,000 of this amount is duplicated as a reduction under Tax Code Section 108, so that if the Company is under Tax Code Section 382(1)(5) the reduction to NOLs under Tax Code Section 108 would amount to $54,700,000 rather than $82,000,000. See "Cancellation of Debt Income Under Tax Code Section 108" in this Section.

     After taking into account the reductions and related adjustments to the Gross NOLs under Tax Code ss. 108 and Tax Code ss. 382, assuming that Tax Code ss. 382(1)(5) applies, management of the Company believes that the Net NOLs of the Company and its Subsidiaries as of June 30, 1998 are approximately $35,214,000, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384, which are described below in this section. See "Risk Factors - Net Operating Loss Carryforwards".

         Tax Code ss. 382 and Subsequent Events and Investors. If Tax Code ss. 382(1)(5) applies to the Company, and a future ownership change under Tax Code ss. 382 is triggered within two (2) years after the ownership change generated pursuant to the Plan of Reorganization, the Company would not be allowed to use any of its NOLs incurred as of that first ownership change. It is therefore important for the Company to monitor further transfers of New Common Stock by its 5-percent shareholders and further issuances or redemptions of Company common stock. Because Tax Code ss. 382 tests whether a 50 percentage point ownership change has occurred over a three-year testing period, the Company's capacity to issue more common stock during the three years subsequent to the Effective Date will be curtailed.

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

Risk Factors

         In addition to other information contained elsewhere in this document, the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 should consider carefully the factors set forth below.

         Net Operating Loss Carryforwards. While management believes that the Net NOLs of the Company and its subsidiaries are approximately $35,214,000 as of June 30, 1998 (see "Description of Business - Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under The Chapter 11 Reorganization), there are risks that the NOLs may have been significantly diminished or lost as a result of the cancellation of indebtedness occasioned by the Plan of Reorganization and possible subsequent transfers of rights to receive New Common Stock under the Plan of Reorganization to the extent that Tax Code ss. 382(1)(5) does not apply to the ownership change associated with the implementation of the Plan of Reorganization. There are also risks associated with the Company's use of its NOLs to reduce Federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a subsequent "change in ownership" of the Company may occur which would cause the Company to lose all or a substantial portion of the NOLs. Although the Company has attempted to take steps to restrict transfers of New Common Stock in order to avoid a future "change in ownership," there can be no assurance that these steps will be successful. See "Description of Business - Net Operating Loss Carryforwards" and Consolidated Financial Statements.

         Substantial Indebtedness of the Company; Potential Limited Capacity to Satisfy Repayment Obligations. As of June 30, 1998, the total amount of outstanding Company long-term indebtedness was equal to $23,100,000 comprised of the New Senior Secured Notes. As a result of the Company's indebtedness, the Company has significant interest and principal repayment obligations, and substantial cash is required to fulfill these obligations. This level of debt poses a substantial risk to the holders of the Company's securities, including the risk that the Company might not generate sufficient cash flow from existing operations to service the Company's debt and the risk that the Company could have limited financial capacity to respond to changes in market conditions, extraordinary or unanticipated capital needs, shortfalls in projected cash flow from operations or other changes. Because of the amount of the Company's indebtedness, the Company's financial condition could be materially adversely affected by a decline in revenues or an increase in expenses. Additionally, the Company believes it will require new sources of cash beyond its existing operations in order to fund the final payment of principal on its New Senior Secured Notes in 2001.

         Expirations of Management Contracts. With the exception of the Pueblo of Laguna contract, CGMI's management contracts all currently expire in the first half of the year 2000. The ability of the Company to service its debt is highly dependent upon the acquisition of new management contracts. There can be no assurance that the Company will be able to attract a sufficient number of new management contracts to replace existing ones.

         Need for Additional Financing for the Development of Gaming Facilities. The development, management and operation of Native American gaming, other gaming establishments and ancillary and complimentary businesses is time consuming and capital intensive. Substantial capital is needed to finance the licensing, development, construction, architectural, engineering, equipping, legal and accounting fees and operating expenses associated with the management, development and operation of casino gaming establishments. It is anticipated that the Company will require significant additional capital in order to fund future projects, including, without limitation, the Narragansett project. There can be no assurance that such financing will be available or, if available, that the terms thereof will be attractive to the Company. No financing commitments for future capital needs have been obtained as of the date hereof.

         Need to Comply with Strict Statutory and Regulatory Standards in the Gaming Industry; Expansion Dependent upon Favorable Regulatory Dispositions. In order to enter the Native American gaming and other gaming businesses in new jurisdictions, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent, federal and Tribal law. See "Business -- Native American Gaming Operations" and "Business -- Company's Strategy". In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders is subject to strict scrutiny and approval by the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. After a gaming license or approval is obtained by the Company, regulatory authorities have broad powers with respect to the licensing of casino operations, and may revoke, suspend, condition or limit the Company's gaming licenses, impose substantial fines and take other actions, any one of such actions could have a material adverse effect on the Company's business.

         Congress and the States historically have permitted, restricted and abolished gaming from time to time depending on prevailing public attitudes. Congress and the States each have the power to restrict or eliminate gaming at any time. Any federal or state action to limit Native American or other types of gaming may have a material adverse effect on the Company. In particular, the Native American gaming industry has had a limited operating history and there is uncertainty concerning the future of the industry because of the rapidly changing and increasingly hostile legal, regulatory and political environment, as evidenced by the activities of the National Gambling Impact Study Commission. Further, if new legislation is enacted by Congress further restricting Native American gaming, it may apply retroactively.

         Gaming operators are typically subject to significant taxes and fees in addition to normal Federal and state corporate income taxes which do not apply to other industries. Such taxes and fees are generally in excess of 12% of gaming revenues, may exceed 25% in some jurisdictions and are subject to increase at any time. Any material increase in these taxes or fees would adversely affect the Company. The Company anticipates the payment of substantial taxes and fees with respect to its existing and future operations.

         Competition. The Native American gaming industry and the gaming industry as a whole, and businesses which are ancillary or complimentary to these industries, are highly competitive (See "Business -- Native American Gaming Competition"). As the Native American gaming and other secondary gaming industries emerge, the Company expects that new competitors will enter the market. Some of the competitors of the Company will have more personnel and substantially greater finances, technology, gaming industry experience, political experience and other resources than the Company.

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

         The Native American gaming industry has also experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts are becoming less lucrative to management companies as Tribes have more management companies to choose from. Additionally, many of the Company's competitors have substantially more Native American gaming experience, are larger and have greater financial resources than that of the Company to fund the development of new Tribal casinos and attract new management contracts.

         New jurisdictions may legalize various forms of gaming that may compete with the operations of Company. If other forms of gaming, including casino gaming, are legalized in additional jurisdictions, existing or future gaming establishments in which the Company may become involved will compete with these new forms of legalized gaming. The Company expects that many of its competitors will have more gaming industry experience, will be larger and will have significantly greater financial and other resources than the Company. Given these factors, it is possible that the competition will increase in the casino gaming industry and that the Company's existing or future operations will not be profitable.

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

         Historically, the Secretary of the Interior, acting through the Bureau of Indian Affairs (the "BIA"), was charged with the review of management contracts and collateral agreements, such as promissory notes and security agreements executed in connection with management contracts. Though IGRA became law in 1988, the BIA retained approval authority of management contracts and collateral agreements until February 22, 1993, the effective date of the regulations regarding the approval of management contracts by the NIGC.

         The NIGC regulations provide detailed requirements as to certain provisions which must be included in management contracts, including a term not to exceed five years except, upon the request of a Tribe, a term of seven years may be allowed by the NIGC Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. In connection with the Pueblo of Laguna Contract, there can be no assurance that the NIGC will approve a term of seven (7) years for the management agreement. Further, the fee received by the manager of a gaming facility may not exceed 30% of the net revenues except that a fee of 40% of net revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional fee.

         In addition, in order for the management agreements to be approved by the NIGC, the Company, its directors, persons with management responsibilities and certain of the Company's owners, must provide background information and be investigated by the NIGC to be found suitable to be affiliated with a gaming operation. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management contract must be found suitable in order for the management agreement to be approved by the NIGC. The NIGC regulations also provide that any entity with a financial interest in a contract must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. However, the Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in a management agreement, as determined by the NIGC. The Company must pay all fees associated with background investigations by the NIGC.

         The NIGC regulations require that the background information described above must be submitted for approval within ten days of any proposed change in financial interest in a management contract. The NIGC regulations do not address any specialized procedures for investigations and suitability findings in the context of publicly held corporations. If, subsequent to the approval of a management contract, the NIGC determines that any of its requirements pertaining to the management contract have been violated, it may require the management contract to be modified or voided, subject to rights of appeal. In addition, any amendments to the management contract must be approved by the NIGC.

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

         Several bills have been introduced in Congress which would amend IGRA. If IGRA is amended, it could change the governmental structure and requirements within which the Tribe could conduct gaming.

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

         Dependence Upon Key Personnel. The Company is substantially dependent upon the experience and abilities of key executives whose experience in gaming and requisite licensure makes them unique. While the Company has employment agreements with key executives, the loss of their services could materially adversely affect the Company.

         Suitability of Associated Persons. The NIGC, state and Tribal gaming regulatory agencies closely regulate the suitability of persons owning or seeking to renew an interest in a gaming license or permit. Such suitability can be adversely affected by persons associated with licensees or permitees. Additionally, any person or entity having any direct or indirect interests in the Company or any casino directly or indirectly owned by the Company, including holders of shares of New Common Stock, the New Senior Secured Notes or any warrants or options to purchase shares of New Common Stock may be subject to administrative action, including personal history and background investigations. The actions of such associated persons over whom the Company may have no control could jeopardize any licenses held by the Company.

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

         Environmental Matters. The Company is subject to certain Federal, state and local environmental protection, health and safety laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, CERCLA, Occupational Safety and Health Act and similar statutes. To the best of its knowledge, the Company believes that it is in material compliance with all such statutes, regulations and ordinances thereunder.

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

Employees

         The Company and its subsidiaries had 12 employees at fiscal year ended June 30, 1998.

ITEM 2. PROPERTIES

         CGMI leases 2,646 square feet of office space in Phoenix, Arizona pursuant to a lease agreement which expires December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no material litigation pending against the Company on June 30, 1998. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any material pending or threatened legal proceedings at this time.

      1. Republic Litigation

         In connection with the consummation of the Company's Plan of Reogranization, Republic Corporate Services, Inc. ("Republic") is to receive a distribution on account of its unsecured claims equal to its pro-rata share of the 150,000 shares of New Common Stock and of $550,000 in New Secured Notes to be distributed to the holders of Allowed Class 4 Claims other than the Indenture Trustee. On August 20, 1997 the Arizona Department of Gaming ("ADOG") notified the Company that ADOG would conduct a background investigation of Republic prior to issuing a permanent certification to the Company. This notification was communicated to Republic by the Company and ADOG sent further notification to Republic on October 5, 1997. In response to ADOG's August 20, 1997 notification, the Company had notified Republic that a License Event had occurred as defined in, and pursuant to, the Company's Amended and Restated Certificate of Incorporation ("Amended Certificate") and that the Company invoked its right to have Republic's equity securities distributed to an independent trustee and that the Company further intended to redeem such securities in accordance with the terms of the Amended Certificate. On November 5, 1997, Republic filed a Complaint for Declaratory Judgment, Specific Performance and Other Relief with the U.S. Bankruptcy Court for the District of New Jersey seeking a declaration that its ownership of equity securities is not a License Event or, in the alterative, that if such equity ownership is a License Event then, in effect, Republic's equity securities should be redeemed at $2.38 per share and its New Secured Notes should be redeemed at par. On April 16, 1998, the Company and Republic entered into a stipulation of settlement which provides, among other things, that any equity securities slated for distribution to Republic pursuant to the Plans will be distributed to a possession trustee and provides that William S. Papazian, Executive Vice President and General Counsel of the Company, will maintain all voting rights with respect to such equity securities pursuant to a Voting Trust until such time as such securities are sold to a suitable purchaser.

      2. Muckleshoot Litigation

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. Subsequently, the WSGC had notified the Muckleshoot Tribe that the Company remained in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license and such license was subsequently issued.

         In response to the termination of the contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") and asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings as follows:

         The parties entered into a Joint Stipulation and requested the U.S. District Court to enter an order of settlement and dismiss with prejudice the litigation between the parties. The U.S. District Court subsequently entered the order of settlement.

         Pursuant to the Joint Stipulation, the Company will receive a total of Three Million Three Hundred Thousand ($3,300,000) Dollars, with One Million ($1,000,000) Dollars (the "Initial Payment") being paid within three days after the U.S. District Court entered the order of settlement and Two Million Three Hundred Thousand ($2,300,000) Dollars being paid in equal monthly installments over the term of twenty four (24) months, commencing August 1, 1998. Such payments, when fully received, will constitute mutual fulfillment of the Exclusive Operating Agreement between the Muckleshoot Tribe and the Company dated April 24, 1995. The U.S. District Court entered the order of settlement and the Company received the Initial Payment on July 29, 1998. All monthly installments to date have been timely received.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 1998, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

         As of June 30, 1998, there were 283 holders of record of the New Common Stock.

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

         * -- On June 25, 1997, the New Common Stock was delisted from the OTC-Electronic Bulletin Board by NASDAQ, accordingly, subsequent balances have not been updated.

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

IN THOUSANDS, EXCEPT SHARE DATA


---------------------------------------------------------------------------------------------------------------------------
                                                    Reorganized          |
                                                      Company                            Prececessor Company
                                          -------------------------------|   ----------------------------------------------
Statement of Operations                        Year           May 29,    |
Data (1)(2)                                    Ended          1997       |
                                               June           Through    |  July 1, 1996
                                               30,            June 30,   |  Through
                                               1998           1997(A)    |  May 28, 1997         Years Ended June 30,
                                                                         |                 ---------------------------------
                                                                         |                  1996        1995         1994(3)
-------------------------------------------------------------------------|--------------------------------------------------
Gross Revenues                                 $ 8,150           $ 753   |    $ 7,447    $ 7,663     $ 10,637      $ 1,724
Operating Expenses                              12,881           1,921   |      7,238     14,441      111,908       16,580
Reorganization Items (Expense)                     --             --     |    (50,805)      (600)        --            --
Other Income (Expense)                          (2,087)           (168)  |     (6,603)     3,660      (15,605)      (9,312)
(Loss)Income Before Extraordinary Items(4)      (7,154)         (1,351)  |    (44,288)    (4,039)    (116,876)     (23,685)
Loss on Early Extinguishment of Debt               --              --    |     (1,998)       --          --           --
Gain From Reorganization Items                     --              --    |   (103,464)       --          --           --
Net (Loss) Income                               (7,154)         (1,351)  |    145,754     (4,039)    (117,709)     (23,784)
-------------------------------------------------------------------------|--------------------------------------------------
Earnings Per Share:(B)                                                   |
Income (Loss) Before Extraordinary Item         ($3.82)         ($0.72)  |        N/A        N/A          N/A          N/A
Income From Discontinued Operations                --             --     |        N/A        N/A          N/A          N/A
Gain From Reorganization Items                     --             --     |        N/A        N/A          N/A          N/A
Net (Loss) Income                               ($3.82)         ($0.72)  |        N/A        N/A          N/A          N/A
Weighted Average Shares Outstanding(A)(B)    1,872,694       1,866,667   |        N/A        N/A          N/A          N/A
                                                                         |
                                                                         |
-------------------------------------------------------------------------|--------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                             Reorganized        |
                                               Company          |
                                          ------------------    |         Predecessor Company
                                            as of June 30,      |            as of June 30,
                                          ------------------    |   ------------------------------------
Balance Sheet Data (1):                    1998        1997     |    1996         1995        1994 (3)
----------------------------------------------------------------|---------------------------------------
                                                                |
Working Capital (Deficit) (4)            5,991         6,431    |   (118,020)    (143,893)     26,545
Total Assets                            16,721        25,114    |     60,048       82,977     168,906
Long-Term Debt (4)                      23,100        23,100    |      --          20,293     150,815
Total Liabilities                       24,826        26,065    |    160,308      179,199     158,928
Stockholder's Equity (Deficit)          (8,105)         (951)   |   (100,260)     (96,222)      9,979
Ratio of Earnings to Fixed Charges          (5)           (5)   |         (5)          (5)        (5)
----------------------------------------------------------------|---------------------------------------

(1) As a result of the closure of the River City Joint Venture in 1995 and the Company's reorganization in 1997, the comparability and informative value of information reflected in the forgoing selected financial data with respect to the fiscal years ended June 30, 1997 and 1995 may not be meaningful for the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

(2) Includes non-recurring income of $4,196,000 at June 30, 1995 received by the Company in connection with discontinued operations.

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

(B) The weighted average number of common shares outstanding and net income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh-start reporting, they are not comparable to subsequent periods and are therefore irrelevant. See "Business - Reorganization" for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

         As a result of the sale of the Company's former unrelated business and disposal of certain gaming operations as well as the reorganization of the Company's indebtedness, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in this Annual Report on Form 10-K in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash: For the fiscal year ended June 30, 1998, the Company had a net increase in cash and cash equivalents of $575,000, of which $3,726,000 was used in Company operating activities, and $4,301,000 was provided by Company investing activities.

         Operating Activities: Cash flows from operating activities for fiscal year 1998 were provided by (i) Native American casino management fees of approximately

$8,191,000, and (ii) interest income of $832,000. Signifcant operating activity balances required to reconcile the Company's GAAP accrual net loss of $7,154,000 to net cash flows used in operating activities include (i) depreciation and amortization of $3,153,000, (ii) the writedown of $1.3 million in excess reorganization value (see Footnote [5] to the Consolidated Financial Statements), (iii) a decrease in Native American management fees and other receivables of $62,000, (iv) a decrease in interest receivable of $43,000, (v) a decrease in prepaid expenses and other assets of $185,000, (vi) a decrease in notes receivable-other of $100,000, (vii) a decrease in officer loans of $250,000, due to the repayment of the loans in fiscal year 1998 (viii) an increase in accrued interest receivable of $95,000, and (ix) an increase of $147,000 for state income taxes payable.

         Significant operating activity cash outflows required to reconcile the Company's GAAP, accrual net loss to net cash flows used in operating activities include (i) the payment of $426,000 to a trustee for the benefit of the creditors of the Old Senior Secured Noteholders, and (ii) a decrease in accounts payable and accrued expenses of $1,481,000. The decrease in accounts payable and accrued expenses is primarily attributable to fewer accounts payable outstanding as of June 30, 1998 due to the confirmation of the Company's Plan of Reorganization on May 28, 1997 which created a larger accounts payable balance, and the more timely payment of payables in fiscal 1998.

         Investing Activities: For the year ended June 30, 1998, the Company provided $4,301,000 in net cash inflows from investing activities. Cash flows from investing activities were provided by (i) $3,939,000 in repayment of Native American loans/advances, (ii) increased by $385,000 for a decrease in restricted funds, and (iii) reduced by $23,000 for purchased furniture, fixtures and equipment in fiscal 1998.

         Financing Activities: The Company did not have any financing activities for the fiscal year ended June 30, 1998.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees and the receipt of debt service payments on the Native American loans. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Tonto Apache Casino loan in April 2000. As of June 30, 1998, the Muckleshoot Casino does not have a loan receivable balance payable to the Company. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue operations or service its debt.

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, finance, construct, operate and manage an interim casino to be located on Interstate 40 on the Tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and poker as well as restaurants, a gift shop and other ammenities. The management and development agreement, which is subject to the approval of the National Indian Gaming Commission, provides that CGMI will receive a management fee of 30% of net profits (as defined) over a term of seven
(7) years from the official date of opening of the casino.

         The Company currently anticipates using a portion of its cash on-hand to finance certain aspects of the new Pueblo of Laguna Casino Project which is anticipated to open in the Spring of 1999. Company funds utilized for the Laguna Project, if any, will be repaid by the Pueblo of Laguna Casino Project over an anticipated seven year period.

         Capital Requirements. The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, installment payments on the Muckleshoot settlement, management fees, and principal and interest loan repayments from the proposed Pueblo of Laguna Casino Project. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with Tonto Apache and Umatilla Tribes and cash and cash equivalents at June 30, 1998 of $4,498,000, will provide the Company with its only source of cash for the approximately one and one-half years remaining on the contracts. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Narragansett and Laguna projects) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, excluding the planned Laguna Pueblo Casino anticipated to open in Spring 1999, and to fund the construction costs of the Narragansett project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and currently planned expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.
                                      28

         Year 2000 Computer Software Compliance

         The Company relies on computer hardware, software and related technology in the course of its operations, and such technology is utilized by the Company and its managed casinos for their delivery of products and services. The Company has preliminarily reviewed its computer systems as well as those of its managed casino operations for compliance with the potential hazards of the year 2000 computer conversion. Based on this preliminary review, it appears the Company and its managed casino operations will be in compliance with year 2000 protocol prior to the end of the millennium, and that modifications, software or computer hardware upgrades, or any other procedures required to comply with year 2000 protocol, should primarily be handled by the software and computer system vendors and/or manufacturers, and that expected costs to the Company are currently expected to be immaterial.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). To date, the Advisory Committee has not been formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrence of possible events of default ("Events of Default") under the Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of ongoing good faith negotiations to amend the Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee has been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear, until December 31, 1998 from taking any action, and has not taken any action to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the Amended Indenture.

         The Indenture Trustee, and the holders of a majority in principal amount of the New Senior Secured Notes and the Company have had good faith negotiations to resolve the various Events of Default under the Amended Indenture and all parties have reached agreement in principle as to a Second Amended and Restated Indenture which would resolve any Events of Default. On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order approving modifications of the Plan of Reorganization with the Bankruptcy Court (the "Motion"). The Motion provides, in pertinent part, (i) the Amended Indenture will be revised to eliminate the Advisory Committee, (ii) certain majority holders will elect to hold their equity distributions in a voting trust with the Company's new Chairman, Charles B. Brewer, acting as voting trustee, (iii) for the amendment of the Company's Articles of Incorporation and By-laws to provide for two classes of Common Stock (Common Stock and Class A Common Stock), identical in all respects except that Class A Common Stock will have the right to elect a controlling number of Board members and will be distributed to the holders of Old Senior Secured Notes on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), and
(iv) that the Amended Indenture will be revised with respect to the mechanisms by which Excess Cash (as defined in the Amended Indenture) is deposited in the cash collateral account held by the Indenture Trustee. A hearing on the Motion has been set for November 16, 1998. Once implemented, the revisions to the Amended Indenture will definitively cure any alleged Events of Default. The Amended Indenture Trustee, the majority noteholder and the Company believe it is reasonably probable that the Events of Default will be cured on or before December 31, 1998.

RESULTS OF OPERATIONS

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC. It also includes CCCD until May 23, 1996, the date on which all of the shares of CCCD were sold to a wholly-owned subsidiary of Casino Magic Corporation. The results of operations of CCCD for the year ended June 30, 1996, includes its 50% interest in losses of River City Joint Venture, a general partnership whose other equal partner was Grand Palais Riverboat, Inc. (then a wholly owned subsidiary of Hemmeter Enterprises, Inc.).

         On the Petition Date, the Company, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. On the Petition Date, the Company filed its Plan of Reorganization. As contemplated by the Plan of Reorganization, on the Effective Date, the Company emerged from Chapter 11 and consummated the Plan of Reorganization.

         On the Effective Date, upon emergence from bankruptcy, the Company adopted fresh-start reporting as required by American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7. Under fresh-start reporting, all assets and liabilities were restated to reflect their reorganization value which represents the fair value of the entities under Reorganization. As a result of adopting fresh-start reporting, the consolidated financial statements of the Reorganized Company are not comparable with those of the Predecessor Company prepared before the Effective Date.

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

         As a consequence of the implementation of its Business Plan, and the resultant consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of the Company), selling, and most general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. The Company's officers payroll expenses and public company general and administrative expenses are charged to the Company. CDGC continues to be charged with the expenses relating to the development of the Narragansett project. Accordingly, the results of operations for each of the entities of the reorganized Company are not necessarily comparable to that of the predecessor Company. As such, the following discussion of the results of operations for fiscal 1998 as compared to fiscal 1997, and fiscal 1997 as compared to fiscal 1996 is presented on a consolidated basis only.

FISCAL 1998 COMPARED TO FISCAL 1997

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

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                                                                |      Reorganized            Predecessor
                                                                                |         Company               Company
                                                 Fiscal           Fiscal        |      May 29, 1997 -         July 1, 1996-
                                                  1998           1997 (1)       |     June 30, 1997           May 28, 1997
                                                                                |
REVENUES:                                                                       |
     Management Fees                          $ 8,150,000        $8,200,000     |      $  753,000            $ 7,447,000
                                              -----------       -----------     |      ----------            -----------
                                                                                |
COSTS & EXPENSES                                                                |
     Salaries, Wages & Related                  3,284,000         2,006,000     |         188,000              1,818,000
     Native American Develop Costs              2,317,000         2,442,000     |         532,000              1,910,000
     Professional Fees                          1,380,000         1,856,000     |         469,000              1,387,000
     General & Administrative                   1,447,000         1,858,000     |         470,000              1,388,000
     Depreciation & Amortization                3,153,000           997,000     |         262,000                735,000
     Write-Down of Excess Reorganization                                        |
      Value                                     1,300,000                --     |              --                     --
                                               ----------        ----------     |      ----------             ----------
TOTAL COSTS & EXPENSES                         12,881,000         9,159,000     |       1,921,000              7,238,000
                                               ----------        ----------     |      ----------             ----------
                                                                                |
(LOSS) INCOME FROM OPERATIONS                  (4,731,000)         (959,000)    |      (1,168,000)               209,000
                                                                                |
                                                                                |
REORGANIZATION ITEMS (EXPENSE)                         --        50,805,000     |            --               50,805,000
                                                                                |
OTHER INCOME (EXPENSE)                                                          |
       Interest Income                            798,000           958,000     |          83,000                875,000
       Interest Expense                        (2,885,000)       (8,093,000)    |        (251,000)            (7,842,000)
       Gain on Disposal of River                                                |
         Boat Gaming Facility                          --           364,000     |              --                364,000
                                               ----------        ----------     |      ----------             ----------
(LOSS) INCOME BEFORE INCOME TAX                (6,818,000)       43,075,000     |      (1,336,000)            44,411,000
                                               ----------        ----------     |      ----------             ----------
PROVISION FOR INCOME TAX                         (336,000)         (138,000)    |         (15,000)              (123,000)
                                               ----------        ----------     |      ----------             ----------
(LOSS) INCOME BEFORE                                                            |
       EXTRAORDINARY ITEMS                     (7,154,000)       42,937,000     |      (1,351,000)            44,288,000
                                               ----------        ----------     |      ----------             ----------
EXTRAORDINARY ITEMS:                                                            |
       Loss on Early Extinguishment                                             |
         of debt                                     --          (1,998,000)    |          --                 (1,998,000)
                                                                                |
       Gain from Reorganization                      --         103,464,000     |          --                103,464,000
                                               ----------       -----------     |      ----------            -----------
NET (LOSS) INCOME                             $(7,154,000)     $144,403,000     |     $(1,351,000)          $145,754,000
                                               ==========       ===========     |      ==========            ===========

(1) Reorganized Company and Predecessor Company combined.

Revenues

         Revenues for the years ended June 30, 1998 and 1997 are summarized as follows:


                                        Fiscal Year         Fiscal Year
                                           Ended               Ended
                                         06/30/98            06/30/97            Variance $         Variance %
                                         --------            --------            ----------         ----------
Revenues
   Tonto Apache Management Fees         $2,276,000         $2,055,000           $  221,000             10.8%
   Umatilla Management Fees              4,754,000          3,866,000              888,000             23.0%
   Muckleshoot Management Fees           1,120,000          2,268,000           (1,148,000)           (50.6)%
   Other                                         0             11,000              (11,000)          (100.0)%
                                       -----------         ----------           ----------           ------

   Total Revenues                       $8,150,000         $8,200,000           $  (50,000)              0.6%
                                       -----------         ----------           ----------           ------


         Total revenues for fiscal year 1998 were $8.15 million, a $50,000 decrease from fiscal 1997's total revenues of $8.2 million. This decrease in revenues is primarily attributable to the decrease in revenues at the Muckleshoot Casino due to the Muckleshoot Contract dispute which commenced in December 1997 and which was settled in July 1998, as further described in Item
3. Legal Proceedings. The revenue increases at the Tonto Apache and Umatilla Casinos is due to better slot management, increased marketing and promotional events, and greater traffic flows.

Costs and Expenses

         Salaries and wages increased approximately $1.28 million, or 63.7% in fiscal 1998 as compared to fiscal 1997. This increase is primarily attributable to (i) salary increases for officers and staff, (ii) certain one time payments for retiring employees paid during fiscal 1998, (iii) new officer and staff appointments made in fiscal 1998, and (iv) changes to the Company's benefit programs.

         Native American Development costs decreased $125,000, or 5.1% from $2.44 million in fiscal 1997 to $2.32 million in fiscal 1998. The preponderance of Native American development costs were for the benefit of the Narragansett Indian Tribe in Rhode Island in their furtherance of obtaining an approved gaming Compact as described in footnote [4] of the Company's consolidated financial statements contained herein. The nominal decrease in expenditures is due to decreased legal expenditures associated with the Narragansett Indian Tribe's attempt to further their position toward an approved Compact.

         Professional fees decreased $476,000, or 25.6% in fiscal 1998, decreasing from approximately $1.86 million in fiscal 1997 to $1.38 million in fiscal 1997. The decrease in legal expenses is primarily attributable to reduced legal activity of the Company following the Company's emergence from Chapter 11 Bankruptcy and consummation of its Plan of Reorganization.

         General and Administrative expenses decreased approximately $400,000, from approximately $1.86 million in fiscal 1997 to $1.45 million in fiscal 1998. This 22.1% decrease is due to reduced expenses associated with the streamlining of the Company's operations after the comsummation of the Plan of Reorganization, including the consolidation of all office functions to Phoenix, Arizona, as well as the Company's overall efforts to control expenses.

         Depreciation and amortization increased approximately $2.2 million in fiscal 1998, a 216% increase from the $997,000 balance in fiscal 1997. The increase in depreciation and amortization expenses is primarily due to amortization of excess reorganization costs capitalized at the time of consummation of the Company's Plan Reorganization on May 27, 1997. A total of approximately $9.8 million in excess reorganization value was originally capitalized, and is being amortized over a 48 month period ending in May 2001.


         On June 30, 1998, the Company recorded a non-cash impairment loss of $1.3 million related to the writedown of the Company's excess reorganization value in accordance with Statement of Accounting Standards No. 121 -- "Accounting for the Imparement of Long-Lived Assets and for Long-Lived Assets to be disposed of." The excess reorganization value was written down to its estimated fair market value based on the Company's discounted operating cash flows anticipated to be earned through May 2001, the end of the assets' estimated life. The remaining net unamortized value of the excess reorganization value will be amortized over the remaining 35 months of the assets' useful life (see footnote [5] to the Company's consolidated financial statements contained herein).

Reorganization Items

         Reorganization adjustments included in Reorganization Items for the year ended June 30, 1997 were comprised of:

         Legal Professional Fees                   $(1,716,000)
         Interest Income                                30,000
         Write-off of Goodwill                        (405,000)
         Excess Reorganization Value                 9,265,000
         Adjustments to Capital Stock               37,217,000
         Adjustment to Paid in Capital               7,877,000
         Reorganization Fees                        (1,463,000)
                                                   -----------
               Total                               $50,805,000
                                                   ===========

         Reorganization fees paid to management included in Reorganization Items amounted to $1,463,000 for the year ended June 30, 1997. According to the Plan of Reorganization, this was comprised of (i) $900,000 from the discontinuance and sale of the riverboat operation in New Orleans, (ii) $550,000 in New Senior Secured Notes, and (iii) $13,000 in New Common Stock grants.

Other Income and Expense Items

         Interest income declined $160,000 in fiscal 1998, or 16.7% from the $958,000 balance earned in fiscal 1997. The decreased in interest income is primarily attributable to less interest income being earned on the Native American loans receivable, as the principal balances on these loans is amortized down.

         Interest expense for the fiscal year ended June 30, 1998 is composed of the following: (i) interest expense on the New Senior Secured Notes Due May 15, 2001 of $2,767,000, and (ii) Interest expense payable for professional services associated with the Naragansett Casino development of $118,000.

         Interest expense for the fiscal year ended June 30, 1997 is composed of the following: (i) Old Senior Secured Notes - $5,929,000, (ii) New Senior Secured Notes - $251,000, (iii) amortization of original issue discount and deferred finance charges - $813,000, (iv) Republic Note Payable - $1,050,000 and, (v) COMI equipment notes - $50,000.

         The gain on the disposal of the riverboat gaming facility of $364,000 represents a gain recorded by the Company in the period ended May 28, 1997 for an adjustment to the carrying value of liabilities related to the sale of CCCD (see footnote [1] to the consolidated financial statements contained herein).

Provision for Income Tax Expense

         As discussed in "Business - Net Operating Loss Carryforwards", management of the Company believes that the Company and its subsidiaries possess Net NOLs as of June 30, 1998 of approximately $35,214,000 for federal income tax reporting purposes after taking into account the reorganization of the Company pursuant to the Plan and assuming that Tax Code ss. 382(1)(5) applies, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards". For financial statement reporting purposes, a deferred tax benefit with respect to such NOLs could not be recorded on the balance sheet of the Company because any realization of the NOLs cannot be assured at this time and the amount cannot be estimated.

         Income taxes for each of fiscal years 1998 and 1997 are for state income taxes liabilities incurred in the various state jurisdictions in which the Company operates. The increase in state income taxes of approximately $200,000 or 144% in fiscal 1998, from $138,000 in fiscal 1997, is primarily due to greater net income of GGMI.

Extraordinary Items

         The loss on early extinguishment of debt of $1,998,000 for the year ended June 30, 1997, represents the accelerated write-off of original issue discounts and deferred finance charges on the Old Senior Secured Notes due to the closure and sale of the Company's riverboat operations.

         The gain from reorganization items of $103,464,000 for the year ended June 30, 1997 is composed of the following:


    Write-off Deferred Finance Costs and Original
      Issue Discounts                                            $  (4,311,000)
    Record New Notes in exchange for old debt                      (23,100,000)
    Record New Notes issued to management included in
      Reorganization Items                                             550,000
    Reduce Liabilities Subject to Compromise to zero               130,325,000
                                                                  ------------
    Total                                                         $103,464,000
                                                                  ============


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

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:


                                                 Reorganized         Predecessor     |           Predecessor
                                                   Company             Company       |              Company
                                                May 29, 1997 -      July 1, 1996-    |      Fiscal              Fiscal
                                                June 30, 1997        May 28, 1997    |     1997 (1)              1996
REVENUES:                                                                            |
     Management Fees                             $   753,000        $  7,447,000     |   $  8,200,000        $  7,663,000
                                                 -----------        ------------     |   ------------        ------------
COSTS & EXPENSES                                                                     |
     Salaries, Wages & Related                       188,000           1,818,000     |      2,006,000           2,862,000
     Native American Develop Costs                   532,000           1,910,000     |      2,442,000           1,899,000
     Professional Fees                               469,000           1,387,000     |      1,856,000           1,795,000
     General & Administrative                        470,000           1,388,000     |      1,858,000           2,034,000
     Depreciation & Amortization                     262,000             735,000     |        997,000             940,000
                                                 -----------        ------------     |   ------------        ------------
TOTAL COSTS & EXPENSES                             1,921,000           7,238,000     |      9,159,000          14,441,000
                                                 -----------        ------------     |   ------------        ------------
(LOSS) INCOME FROM OPERATIONS                     (1,168,000)            209,000     |       (959,000)         (6,778,000)
                                                                                     |
                                                                                     |
REORGANIZATION ITEMS (EXPENSE)                          --            50,805,000     |     50,805,000            (600,000)
                                                                                     |
OTHER INCOME (EXPENSE)                                                               |
       Interest Income                                83,000             875,000     |        958,000           1,959,000
       Interest Expense                             (251,000)         (7,842,000)    |     (8,093,000)        (19,062,000)
       Gain on Disposal of Riverboat                                                 |
         Gaming Facility                                  --             364,000     |        364,000                  --
                                                 -----------        ------------     |   ------------        ------------
(LOSS) INCOME BEFORE INCOME TAX                   (1,336,000)         44,411,000     |     43,075,000          (3,718,000)
                                                 -----------        ------------     |   ------------        ------------
PROVISION FOR INCOME TAX                             (15,000)           (123,000)    |       (138,000)           (321,000)
                                                 -----------        ------------     |   ------------        ------------
(LOSS) INCOME BEFORE                                                                 |
       EXTRAORDINARY ITEMS                        (1,351,000)         44,288,000     |     42,937,000          (4,039,000)
                                                 -----------        ------------     |   ------------        ------------
EXTRAORDINARY ITEMS:                                                                 |
       Loss on Early Extinguishment                                                  |
         of debt                                      --              (1,998,000)    |     (1,998,000)               --
                                                                                     |
       Gain from Reorganization                       --             103,464,000     |    103,464,000                --
                                                 -----------        ------------     |   ------------        ------------
NET (LOSS) INCOME                                $(1,351,000)       $145,754,000     |   $144,403,000        $ (4,039,000)
                                                 ===========        ============     |   ============        ============


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

         The loss from operations of the Reorganized Company was $1,168,000 for the period May 29, 1997 to June 30, 1997. This loss includes certain one-time charges, accruals and reserves of about $1,255,000 relating to professional fees, Plan implementation costs, development costs, office consolidation, insurance costs and taxes.

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

         Note: Revenues for Cow Creek are through August 1995 and for Muckleshoot Bingo are through September 1996

         The increase in management fees is due primarily to the strong financial performance of each of Company's managed facilities. In comparison to Fiscal 1996, Fiscal 1997 total revenues were higher for each facility by the following percentages: Muckleshoot - 10.3%; Tonto Apache - 3.3% and; Umatilla - 12.0%. Operating performance of each of the three facilities for Fiscal 1997, as measured by their EBITDA margins were: Muckleshoot - 47.8%; Tonto Apache - 52.0% and; Umatilla - 54.9%. The Company anticipates the continued strong performance of each of the managed facilities.

         Interest income for the year ended June 30, 1997 was $958,000, which represented a $1,001,000 or 51.1% decline from June 30, 1996 levels. Approximately $464,000 of the decrease is due to the pay down of the Tribal loans with the remainder of the decrease of $507,000 due to a lower average balance of cash for Fiscal 1997 as compared to 1996. Additionally, approximately $30,000 in interest income is included in Reorganization Items.

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

         Reorganization adjustments included in Reorganization Items for the year ended June 30, 1997 were comprised of:

         Legal Professional Fees                   $(1,716,000)
         Interest Income                                30,000
         Write-off of Goodwill                        (405,000)
         Excess Reorganization Value                 9,265,000
         Adjustments to Capital Stock               37,217,000
         Adjustment to Paid in Capital               7,877,000
                                                   -----------
               Total                               $52,268,000
                                                   ===========


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

         The gain from reorganization items of $103,464,000 for the year ended June 30, 1997 represents the following:


    Write-off Deferred Finance Costs and Original
      Issue Discounts                                            $  (4,311,000)
    Record New Notes in exchange for old debt                      (23,100,000)
    Record New Notes issued to management included
      in Reorganization Items                                          550,000
    Reduce Liabilities Subject to Compromise to zero               130,325,000
                                                                  ------------
    Total                                                         $103,464,000
                                                                  ============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Company Management reviewed the disclosure requirements for Item 7A -- Quantitative and Qualitative Disclosures About Market Risks, and based upon the Company's current capital structure, scope of operations, and financial statement structure, management believes such disclosures are not warranted at this juncture. As conditions may change, the Company will periodically review its compliance with the disclosures, to the extent they are applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information appears in a separate section of this Annual Report on Form 10-K for the fiscal year ended June 30, 1998 following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with the Company's independent public accountants with respect to any matters of accounting principles or practices, fiancial statement disclosure or auditing scope or procedure.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                        Age    Position                                         Director Class

         Charles B. Brewer           50     Chairman                                               A

         Michael W. Barozzi          50     President and Chief Operating Officer                  A

         Col. Clinton L. Pagano      70     Executive Vice President of Compliance                 B
         (Retired)                          and Director

         William S. Papazian         36     Executive Vice President and General Counsel,          C
                                            Corporate Secretary and Director

         Bradley A. Denton           34     Vice President and Chief Financial Officer             N/A

         The Company's Class A Director's term shall expire at the third Annual Meeting of Shareholders following May 28, 1997. The Company's Class B Director's term shall expire at the second Annual Meeting of Shareholders following May 28, 1997. The Company's Class C Director's term shall expire at the first Annual Meeting of Shareholders following May 28, 1997. Pursuant to the Second Amended Indenture presently pending before the U.S. Bankruptcy Court, it is anticipated that Mr. Brewer will be a Class A Common Director and Messrs. Barozzi, Papazian and Pagano will be Common Directors. All terms of these directors will expire at the next Annual Meeting of Shareholders.

----------------------------

         Charles B. Brewer was appointed as Chairman of the Board of Directors on August 24, 1998 and is an outside director of the Company. From August 1996 to present Mr. Brewer has served as Chairman, President and Chief Executive Officer of Southmark Corporation. From July 1989 through July 1996 Mr. Brewer served as Chief Operating Officer, Executive Vice President, General Counsel and Secretary of Southmark Corporation. Additionally, from September 1996 to present Mr. Brewer has served as Trustee for the Value-Added Communications, Inc. Litigation Trust and from January 1998 to present as Chairman and President of Northwest Senior Housing Corporation. Mr. Brewer has also served as an outside director to Lady Luck Gaming Corporation from January 1997 to present. From July 1989 to July 1996, Mr. Brewer served as Chief Operating Officer, Executive Vice President, General Counsel and Secretary to Southmark Corporation.

         Michael W. Barozzi was appointed President and Chief Operating Officer and a member of the Board of Directors on August 24, 1998. From November 1997 to August 1998, and from April 1993 to September 1995, Mr. Barozzi served as Senior Vice President of Operations of the Company. Mr. Barozzi served as an outside gaming consultant to the Company from September 1995 until December 1997. From August 1989 to July 1992 Mr. Barozzi was Casino Manager of the Trump Taj Mahal Casino in Atlantic City, New Jersey. From March 1986 to January 1988 Mr. Barozzi was Vice President and General Manager of the Aruba Concorde Hotel and Casino in Aruba, Netherlands Antilles. Mr. Barozzi's career in the gaming industry spans 29 years and he has, in addition to the above, worked in Las Vegas, Nevada and in Monte Carlo, Monaco. Mr. Barozzi is regarded as a foremost expert on casino operations and development.

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

         William S. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994, became Senior Vice President and General Counsel on June 17, 1995 and was appointed Corporate Secretary on September 5, 1995. Mr. Papazian became a member of the Board of Directors on March 19, 1997 and Executive Vice President and General Counsel on August 24, 1998. From July 1992 through May 1994, Mr. Papazian represented the Company in a wide variety of matters as an attorney with the firm of Mason, Briody, Gallagher & Taylor in Princeton, New Jersey. From February 1990 through June

1992, Mr. Papazian served as Associate General Counsel to Mercy Medical Center in New York, New York. From November 1986 through February 1990, Mr. Papazian practiced corporate law with the firm of Farrell, Fritz, Caemmerer, Cleary, Barnosky & Armentano in Uniondale, New York. Mr. Papazian has been practicing corporate and regulatory law since 1986, and is admitted to the bar in the States of New Jersey, California, New York and Pennsylvania. Mr. Papazian has an expertise in all aspects of gaming and regulatory law, and is a recognized expert in Native American gaming.

         Bradley A. Denton was appointed Vice President and Chief Financial Officer of the Company in April 1998. From December 1995 to January 1997, Mr. Denton was Vice President and Chief Financial Officer for M.D. Labs, Inc., an international food supplement manufacturer and distributor. Mr. Denton worked as an investment banker with First Interstate Bank Corp. from October 1993 to December 1995 and on Wall Street with Donaldson, Lufkin & Jenrette Securities Corp. from November 1992 to July 1993. Mr. Denton started his career in public accounting, spending six years in the audit and consulting groups of Deloitte & Touche (August 1986-September 1989) and Ernst & Young (October 1989-August
1991). Mr. Denton is a Certified Public Accountant and has received a B.S. from Arizone State University and an M.B.A. from Southern Methodist University.

         The Company knows of no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the National Association of Securities Dealers. Officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 which they file.

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation to, earned by, or paid to the Company's Chief Executive Officer, and all executive officers of the Company. Set forth below is such information with respect to the Company and all of its subsidiaries.

                          SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       Secrities
Name and        Fiscal                                     Other      Restricted       Underlying         Long                All
Principal         Year                                     Annual          Stock     Options/SARs         Term              Other
Position         Ended       Salary          Bonus   Compensation         Awards(10)      Granted(11)  Payouts       Compensation
-----------------------------------------------------------------------------------------------------------------------------------
Edward M.
Tracy(1)      06/30/98     585,417               0        131,667(16/20)       0                0         0          323,707(19/21)
Chairman and  06/30/97     495,000         333,333        272,667(9)           0                0         0          216,250(16/18)
Chief         06/30/96     495,000               0              0              0        1,200,000(12)     0           41,250(14)
Executive     06/30/95     495,000         100,000         76,835(9)           0          800,000(12)     0                0
Officer
------------------------------------------------------------------------------------------------------------------------------------
Clinton L.
Pagano(2)     06/30/98     129,167               0         37,500(16/20)       0                0         0           12,540(19)
Executive     06/30/97     100,000               0              0              0                0         0           14,268(19)
Vice          06/30/96     260,000(8)            0              0              0          350,000(13)     0                0
President     06/30/95     232,492               0              0              0           50,000(13)     0                0
and
Director
------------------------------------------------------------------------------------------------------------------------------------
William S.
Papazian(3)   06/30/98     304,167               0         41,661(16/20)       0                0         0          169,481(17)
Executive     06/30/97     210,000         166,667        127,333(9)           0                0         0           16,667(16)
Vice          06/30/96     160,000               0              0              0          200,000(14)     0           13,333(16)
President,    06/30/95     160,000               0              0              0           35,000(14)     0                0
General
Counsel,
Secretary
and
Director
------------------------------------------------------------------------------------------------------------------------------------
Mark
Suglian(4)    06/30/98     187,500               0         29,808(16)          0                0         0            2,253(19)
Vice          06/30/97     124,039               0              0              0                0         0            7,500(16)
President     06/30/96      90,000               0              0              0                0         0           11,652(19)
and Chief     06/30/95      22,500               0              0              0                0         0                0
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------
Michael
Barozzi(5)    06/30/98    $200,000(5)            0        $91,666(16/20)       0                0         0           1,152(19)
Senior Vice   06/30/97
President of  06/30/96
Operations    06/30/95
------------------------------------------------------------------------------------------------------------------------------------
James
Ahearn(6)     06/30/98      98,077               0              0              0                0         0                0
Vice          06/30/97     150,000               0              0              0                0         0           12,500(16)
President     06/30/96     150,000               0              0              0          100,000(15)     0                0
and Chief     06/30/95     125,240          75,000         60,824(9)           0           70,000(15)     0                0
Operating
Officer
------------------------------------------------------------------------------------------------------------------------------------
Bradley A.
Denton(7)     06/30/98      32,513               0              0              0                0         0                0
Vice          06/30/97
President     06/30/96
and Chief     06/30/95
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Tracy was appointed President and Chief Operating Officer of the Company on January 7, 1993. Mr. Tracy was appointed Chief Executive Officer of the Company on May 30, 1995, and became Chairman of the Board of Directors on March 19, 1997. Mr. Tracy resigned as an officer and director of the Company on August 24, 1998.

(2) Mr. Pagano was appointed Executive Vice President of Compliance and a member of the Board of Directors of the Company on October 17, 1993.

(3) Mr. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994; Senior Vice President and General Counsel on June 17, 1995; and Secretary on September 5, 1995. He became a member of the Board of Directors on March 19, 1997 and Executive Vice President and General Counsel on August 24, 1998.

(4) Mr. Suglian was appointed Vice President of Finance and Chief Financial Officer of Capital Gaming Management, Inc. on February 2, 1997; and Vice President and Chief Financial Officer of the Company on June 1, 1997. Mr. Suglian resigned as Vice President and Chief Financial Officer of the Company on March 31, 1998.

(5) Mr. Barozzi was appointed Senior Vice President of Operations of the Company on November 1997 and President and Chief Operating Officer of the Company on August 24, 1998. Prior to his appointment in November 1997, Mr. Barozzi was a consultant to the Company pursuant to which he was paid $50,000 in Fiscal year 1998.

(6) Mr. Ahearn was appointed Vice President and Director of Operations of Capital Gaming Management, Inc. on August 15, 1994. Mr. Ahearn resigned as Vice President and Director of Operations of Capital Gaming Management, Inc. on August 31, 1997.

(7) Mr. Denton was appointed Vice President and Chief Financial Officer of the Company on April 1, 1998.

(8) Based on an annual salary of $260,000 earned by Mr. Pagano in fiscal 1996. By letter agreement dated November 1, 1995, Mr. Pagano agreed to defer $160,000 of his salary on that date. Pursuant to the Company's Plan of Reorganization, Mr. Pagano's total deferred salary was treated by giving Mr. Pagano a $4,000 priority expense claim with the balance being a general unsecured claim.

(9)  Payments made by the Company to cover income taxes.

(10) Pursuant to the Plan of Reorganization, management has the right to receive, collectively, in the form of stock grants, ten (10%) percent of the issued and outstanding shares of the Company in three equal annual installments of 66,667 shares each commencing with the Effective Date. The total value recorded by the Company for the initial installments of the stock grants was $13,000. The Board of Directors has not as yet issued any such stock grants.

(11) Pursuant to the Stock Option Plan, ten percent (10%) of the Company's issued and outstanding stock has been reserved for issuance to management as incentive stock options. The Board of Directors has not, as yet, issued any such options.

(12) On January 14, 1996, 1,200,000 stock options exercisable at $5.25 per share were cancelled and replaced with 1,200,000 stock options exercisable at $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(13) On January 14, 1996, 250,000 stock options exercisable at $5.25 per share were cancelled and replaced with 250,000 stock options exercisable at $.3125 per share. Also, an additional 100,000 stock options were granted exercisable at $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(14) On January 14, 1996, 35,000 stock options exercisable at $5.25 per share were cancelled and replaced with 35,000 stock options exercisable at $.3125 per share. Also, an additional 165,000 stock options were granted with an exercise price of $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(15) On January 14, 1996, 65,000 stock options exercisable at $5.25 per share were cancelled and replaced with 65,000 stock options exercisable at $.3125 per share. Also, an additional 35,000 stock options were granted with an exercise price of $.3125 per share. All stock options were cancelled in connection with the Plan of Reorganization.

(16) Vacation paid in lieu of time off.

(17) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Papazian was loaned $83,333 as an advance against the confirmation award. Mr. Papazian was subsequently paid $161,957, the net proceeds of which were used to repay the loan. Also includes certain relocation expenses. Pursuant to the Plan of Reorganization, Mr. Papazian is entitled to receive $183,333 in New Senior Secured Notes; these Notes have not as yet been distributed.

(18) On July 18, 1996, $175,000 was paid to Mr. Tracy in lieu of the Company's unfulfilled commitment to purchase Director's and Officer's Liability insurance.

(19) Miscellaneous fringe benefits paid relating to moving expenses, automobile allowances and medical insurance.

(20) Retroactive payroll per the terms of employment agreement.

(21) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Tracy was loaned $166,667 as an advance against the confirmation award. Mr. Tracy was subsequently paid $320,313, the net proceeds of which were used to repay the loan. Additionally, pursuant to the Plan of Reorganization Mr. Tracy was entitled to receive $366,667 in New Senior Secured Notes. Mr. Tracy released the Company of this obligation in connection with his resignation from the Company in August 1997.

Option/SAR Grants in the Fiscal Year Ended June 30, 1998

         In the fiscal year ended June 30, 1998, no stock options or SARs were granted to any of the Company's executive officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 1998, and June 30, 1998 Option/SAR Values

         In the fiscal year ended June 30, 1998, no stock options or SARs were exercised by any of the Company's executive officers named in the Summary Compensation Table and no stock options or SARs were held as of June 30, 1998 by any of such named executive officers. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1998.

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

Compensation of Directors

         Directors currently receive no fees for serving as members of the Company's Board of Directors, but are reimbursed for their expenses in connection with their attendance at each Board meeting.

         Michael W. Barozzi, Col. Clinton L. Pagano and William S. Papazian are Directors of the Company and also employees of the Company, and are compensated as employees under the terms of employment agreements discussed in this report and described in the Summary Compensation Table hereinabove.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

         The Company entered into an employment agreement with Michael W. Barozzi, the Company's President and Chief Operating Officer, in December 1997, which provides for, among other things, a term which extends to the third anniversary of the Effective Date, a lump sum severance payment of $600,000 in the event of termination without cause or upon a change in control, (at the election of employee) and a severance payment of one year's salary in the event of a voluntary termination upon the satisfaction of certain conditions. Mr. Barozzi's annual salary is currently $275,000.

         Col. Clinton L. Pagano, an Executive Vice President and Director of the Company, entered into a three-year employment agreement with the Company, dated October 17, 1993, providing for an annual salary of $150,000. As of October 1, 1994, Col. Pagano's employment agreement was amended by resolution of the Board of Directors to provide for an annual salary of $260,000. In the event of a change of control of the Company, Col. Pagano's employment agreement provides that the Company, and any successors, will continue to honor and be bound by the agreement. During the duration of the employment agreement, the Company (or its successor) is obligated to continue to pay a level of compensation not less than the level applicable on the change of control date, fully perform the Company's obligations on the change of control date, and continue benefit programs in effect on the change of control date. Col. Pagano's employment agreement provides that it may be terminated without cause upon 90 days' notice, in which event the Company will be obligated to continue his salary and benefits for the balance of the agreement, or 90 days, whichever is longer. On November 1, 1995, Col. Pagano voluntarily agreed to defer and accrue $160,000 per year of his $260,000 per year salary until such time as he notified the Company otherwise. Col. Pagano's entire deferred salary was treated under the Plan of Reorganization as a $4,000 priority claim with the balance treated as a general unsecured claim. Additionally, on October 1, 1996 Col. Pagano's employment agreement was amended to provide for an annual salary of $100,000 and a term of three years from the Effective Date. In connection with the amendment, all other terms of Col. Pagano's prior employment agreements remained unchanged. Pursuant to Board approved increases and an amendment to his employment agreement, Col. Pagano's annual salary is now $150,000.

         The Company entered into an amended and restated employment agreement with William S. Papazian, the Company's Executive Vice President, General Counsel and Secretary, and a Board Director on May 17, 1996, which provides for, among other things, a three-year term, commencing on June 1, 1996, with automatic one-year extensions; annual salary of $160,000 (which was subject to an increase in connection with the Company's restructuring); and certain severance agreements. Pursuant to Board approved increases and amendments to his employment agreement, Mr. Papazian's annual salary is currently $275,000. An amendment No. 1 to Mr. Papazian's employment agreement was entered into on the Effective Date and provides, among other things, for a term of three years from the Effective Date, a lump sum severance payment of $600,000 in the event of termination without cause or upon a change in control (at the election of employee) and a severance payment of one year's salary in the event of a voluntary termination upon the satisfaction of certain conditions. The agreement further provided for the distribution to Mr. Papazian, upon the satisfaction of certain conditions, of $183,333 in New Secured Notes and a $83,333 cash payment as contemplated by the Plan of Reorganization.

         The Company entered into an employment agreement with Bradley A. Denton, the Company's Vice President and Chief Financial Officer, on February 11, 1998, which provides for, among other things, a term which extends to the third anniversary of the Effective Date and a severance payment equal to six month's salary in the event of a termination without cause. Mr. Denton's employment agreement provides that the Company, and any successors, will continue to honor and be bound by the agreement. During the duration of the employment agreement, the Company (or its successor) is obligated to continue to pay a level of compensation not less than the level applicable on the change of control date, fully perform the Company's obligations on the change of control date, and continue benefit programs in effect on the change of control date. Mr. Denton's annual salary is currently $100,000.

Repricing of Stock Options

         There have been no repricings of stock options in the fiscal year ended June 30, 1998. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1998.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         As of June 30, 1998, the Company's Executive Compensation Committee consisted of an outside consultant, Robert B. Runyon. The Executive Compensation Committee is responsible for setting all Company policies with respect to compensation of executive officers and directors, as well as for determining changes to the compensation level of such officers and directors.

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

         The Company is not aware of any relationship whereby (i) an executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (ii) an executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of such committee, the entire board of directors) of the Company; or (iii) an executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.


THE EXECUTIVE COMPENSATION PROGRAM

         Report from Board of Directors on Executive Compensation

         This report is furnished by the Board of Directors of the Company. During the fiscal year ended June 30, 1998, management of the Company spent significant time and energies preparing for and completing its reorganization proceedings. The Executive Compensation Committee of the Board of Directors did not meet or issue any reports in fiscal 1998. Accordingly, compensation paid to executive officers of the Company was determined by certain past and present members of the Board Directors with affected Directors abstaining. In reaching its determinations, the Board of Directors relied in part on the Executive Compensation Program prepared by Runyon and Associates ("Runyon") in June 1995 as well as a fairness opinion on success bonus awards prepared by Runyon in May 1996.

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

         The specific elements of the Executive Compensation Program, including the specific business purpose of each program component, is as follows:


         1.       Base Salary

         This compensation is to bring to, and retain within the Company, the technical, professional, and industry knowledge, along with the integrity, licensure and skills required to operate the business competitively in the marketplace.

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

          4.      Short-Term (Annual) Incentives

         This variable element of the Executive Compensation Program focuses on the achievement of specific near-term objectives. Measurements are in terms of performance and expectations as per plans which can be quantified and qualified. Incentive rewards are more a result of quantitative value building than perceived value increase, although sound quantitative growth is the ultimate goal.

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

      COMPENSATION POLICIES APPLICABLE TO EXECUTIVE OFFICERS AND BASES FOR
                                CEO COMPENSATION

         The fiscal years ending 1998, 1997 and 1996 represented difficult times for the Company and its executive officers. With the closure of the River City Joint Venture in June, 1995 and the resultant default on the Company's Old Secured Notes. Critical to the Company's future success was the ability to successfully sell and reorganize its CCCD subsidiary and recover maximum value in a hostile business and regulatory climate, to preserve and grow the operations of the Company's Indian gaming subsidiary, CGMI, as well as to continue to develop the Narragansett Project through the CDGC subsidiary, to negotiate and complete a successful restructuring of the parent company and accomplish all of the above with a significantly reduced executive staffing level. Continued employment of key executives and incentivized performance was a critical component of the application of the Company's compensation policies in order to achieve these essential tasks and position the Company for future growth.

         In May, 1996, the Board of Directors of the Company requested a fairness opinion on success bonus awards from Runyon. The subject of the report was to analyze and provide an objective opinion on the prevalence, appropriateness, fairness and structure of success fees, stay in place fees and/or consummation bonuses in the context of business reorganizations primarily arising from the bankruptcy process. This report concluded that management of the Company took the prompt, prudent actions necessary to not only recover substantially more financial assets from the reorganization of the CCCD subsidiary than normally would have been possible, but moreover preserved existing operations and positioned the Company for a successful but difficult parent reorganization. The report further found that in weighing the major contributions of management, the successful conversion of CCCD's assets to substantial cash for the Company would, in and of itself, warrant a significant success fee. The report additionally found that as favorable a financial impact as such conversion represented, it would be exceeded in the long run by the financial productivity of a viable, competitive business enterprise. Based on the methodology contained in the report for weighing these various relevant factors, the report concluded that the reasonable range for the award of a success bonus, verified by consensus both within bankruptcy environments, and in the course of normal business conduct as fair and equitable to both executive management and debt/equity holders, was within $1,100,000 to $1,665,000. Similarly, using a valuation of the contributions made by management based on profitability, an award of $1,030,000 to S1,548,000 was found to be reasonable. Finally, the report concluded that the bonus pool ultimately created by the Board of Directors be distributed by the Board of Directors to the principal contributors to the reorganization. The actual payments made to the Company's executive officers on the date hereof is contained in this Item 11 - Summary Compensation Table.

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

         The graph assumes $100 was invested on June 30, 1992 in shares of Common Stock and stocks comprising the S&P 500 Index and the peer group. (As the Company's stock was delisted effective June 25, 1997 from the NASDAQ OTC Bulletin Board due to a lack of market matters for the Company's common stock, data for the fiscal year ended June 30, 1998 is excluded from the chart.)


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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of September 30, 1998: (i) by each person who was known by the Company to be a beneficial owner of more than five percent (5%) of the New Common Stock; (ii) by all directors and nominees;
(iii) by each of the named executive officers of the Company (as that term is defined in Item 402(a)(3) of Regulation S-K); and (iv) by all directors and executive officers of the Company as a group. Percentage of class is calculated on the basis of 1,866,667 shares outstanding as of September 30, 1997, and 1,933,333 as of June 30, 1998 except that shares underlying options currently vested and options exercisable within 60 days are deemed to be outstanding for purposes of calculating the beneficial ownership of securities owned by the holder of such options. Pursuant to the Plan of Reorganization, the Company issued 1,866,667 shares of New Common Stock. As of September 30, 1998, the Company held approximately 98% of the outstanding shares of the New Common Stock as disbursing agent under the Plan of Reorganization. The Company expects the balance of the outstanding shares will be distributed pursuant to the Plan of Reorganization within the period of two years from the Effective Date.

      Name and Address of          Amount and Nature of
      Beneficial Owner(1)          Beneficial Ownership     Percentage of  Class

      Charles B. Brewer                      0                        *%

      Micharl W. Barozzi                     0                        *%

      Col. Clinton L. Pagano                 0                        *%

      William S. Papazian(2)                 1                        *%

      Bradley A. Denton                      0                        *%

      Directors and Executive                1                        *%
      Officers As a Group
      (5 persons)

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

         There were no related party transactions in fiscal year ended June 30, 1998.

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

         10.168   Amendments to the January 13, 1994, Amended and Restated Riverboat Construction Agreement by and between the
                  Registrant, Crescent City Capital Development Corp. and Bender Shipyard, Inc. dated October 19, 1994, February 3,
                  1995, and February 9, 1995. (19)
         10.169   First Preferred Ship Mortgage by Crescent City Capital Development Corporation in favor of First Trust National
                  Association dated March 23, 1995. (19)
         10.170   Engagement Agreement between Registrant and Donaldson, Lufkin & Jenrette dated June 20, 1995. (19)
         10.171   Employment Agreement dated May 17, 1996, by and between Registrant and William S. Papazian. (24)
         10.172   Amendment No. 1 to Employment Agreement dated May 28, 1997, by and between Registrant and William S. Papazian.
                  (27)
         10.173   Amendment No. 1 to Employment Agreement dated May 28, 1997, by and between the Registrant and Edward M. Tracy.
                  (27)
         10.174   Employment Agreement as of June 1, 1997, by and between Registrant and Michael Barozzi
         10.175   Employment Agreement dated February 11, 1998, by and between Registrant and Bradley A. Denton.
         10.176   Letter regarding confidentiality of Management Agreement between Capital Gaming Management Inc. and the Pueblo of Laguna.




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

         (b)  Reports on Form 8-K.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 1997.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 1997.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL GAMING INTERNATIONAL, INC.

Dated:  October 23, 1998           By: /s/ Michael W. Barozzi
                                      ------------------------------------------
                                      Michael W. Barozzi, President and Chief
                                      Operating Officer
                                      (Authorized Representative)

Dated:  October 23, 1998           By: /s/ William S. Papazian
                                      ------------------------------------------
                                      William S. Papazian, Executive Vice
                                      President and General Counsel and
                                      Secretary
                                      (Authorized Representative)

Dated:  October 23, 1998           By: /s/ Bradley A. Denton
                                      ------------------------------------------
                                      Bradley A. Denton, Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                      CAPITAL GAMING INTERNATIONAL, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Independent Auditor's Report..............................................F-2

Consolidated Balance Sheets as of June 30, 1998 and 1997..................F-3

Consolidated Statements of Operations for the year ended June 30, 1998, the period May 29, 1997 through June 30, 1997, the period July 1, 1996 through May 28, 1997, and the year ended June 30, 1996..................F-5

Consolidated Statements of Changes in Stockholders' Equity [Deficit]
  for the year ended June 30, 1998, the period May 29, 1997 through June
  30, 1997, the period July 1, 1996 through May 28, 1997, and the year ended June 30, 1996.....................................................F-6

Consolidated Statements of Cash Flows for the year ended June 30, 1998, the period May 29, 1997 through June 30, 1997, the period July 1, 1996 through May 28, 1997 and the year ended June 30, 1996...................F-7

Notes to Consolidated Financial Statements................................F-11

Independent Auditor's Report on Supplementary Schedule....................S-1

Schedule II - Valuation and Qualifying Accounts...........................S-2

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Capital Gaming International, Inc.
 Phoenix, Arizona

         We have audited the accompanying consolidated balance sheets of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for the fiscal year ended June 30, 1998, the period May 29, 1997 to June 30, 1997, the period July 1, 1996 to May 28, 1997, and for the fiscal year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for the fiscal year ended June 30, 1998, the period May 29, 1997 to June 30, 1997, the period July 1, 1996 to May 28, 1997, and for the fiscal year ended June 30, 1996, in conformity with generally accepted accounting principles.

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





                                              MOORE STEPHENS, P.C.
                                              Certified Public Accountants.

Cranford, New Jersey
August 7, 1998

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (ROUNDED)


                                    ASSETS





                                                                             June 30, 1998              June 30, 1997
                                                                          -------------------        -------------------
CURRENT ASSETS
   Cash & Cash Equivalents                                                     $ 4,498,000                $ 3,923,000
   Interest Receivable                                                              29,000                     72,000
   Native American Management Fees and Other Receivables                           709,000                    771,000
   Current Portion-Native American Loan Receivable  [Note 7]                     2,249,000                  3,943,000
   Current Portion-Notes Receivable, Other                                              --                     20,000
   Notes Receivable From Officers [Note 10]                                             --                    250,000
   Prepaid Expenses and Other Current Assets                                       232,000                    417,000
                                                                               -----------                -----------
TOTAL CURRENT ASSETS                                                             7,717,000                  9,396,000
                                                                               -----------                -----------
FURNITURE, FIXTURES AND EQUIPMENT, net [Note 8]                                     23,000                     15,000
                                                                               -----------                -----------

EXCESS REORGANIZATION VALUE, net [Notes 1 & 5]                                   5,767,000                  9,072,000
                                                                               -----------                -----------

OTHER ASSETS
   Restricted Funds In Escrow [Note 20]                                            541,000                    926,000
   Native American Loans Receivable [Note 7]                                     1,444,000                  3,688,000
   Investment In Native American Management
     Agreements, net [Note 9]                                                    1,229,000                  1,937,000
   Notes Receivable, Other                                                              --                     80,000
                                                                               -----------                -----------
TOTAL OTHER ASSETS                                                               3,214,000                  6,631,000
                                                                               -----------                -----------
TOTAL ASSETS                                                                   $16,721,000                $25,114,000
                                                                               ===========                ===========


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


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                   (ROUNDED)

                                  LIABILITIES

                                                                             June 30, 1998         June 30, 1997
                                                                           ------------------    -----------------
CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                        $ 1,233,000           $ 2,714,000
   Accrued Interest                                                                 346,000               251,000
   State Income Taxes Payable                                                       147,000                    --
                                                                                -----------           -----------
TOTAL CURRENT LIABILITIES                                                         1,726,000             2,965,000

LONG-TERM DEBT
   12.0% Senior Secured Notes Payable [Notes 11 & 18]                            23,100,000            23,100,000
                                                                                -----------           -----------
TOTAL LIABILITIES                                                                24,826,000            26,065,000
                                                                                -----------           -----------
STOCKHOLDERS' EQUITY
   Common Stock, No Par Value, Authorized 3,200,000 Shares; Issued
     and Outstanding 1,933,333 and 1,866,667 Shares at June
     30, 1998 and 1997 [Note 12]                                                    400,000               400,000
   Additional Paid In Capital                                                            --                    --
   Retained Deficit (Since May 29, 1997, date of Reorganization,
     total deficit eliminated was $145,754,000)                                  (8,505,000)           (1,351,000)
                                                                                -----------           -----------
TOTAL STOCKHOLDERS' DEFICIT                                                      (8,105,000)             (951,000)
                                                                                -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $16,721,000           $25,114,000
                                                                                ===========           ===========



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


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (ROUNDED EXCEPT NUMBER OF SHARES
                             AND PER SHARE DATA)


                                                            Reorganized Company       |         Predecessor Company
                                                       ----------------------------   |   ------------------------------
                                                                       May 29, 1997   |    July 1 1996
                                                         Year Ended       through     |       through        Year Ended
                                                       June 30, 1998  June 30, 1997   |    May 28, 1997     June 30, 1996
                                                       -------------  -------------   |    ------------     ------------
                                                                                      |
REVENUES:                                                                             |
  Native American Casino Management Fees [Note 4]        $8,150,000    $  753,000     |    $ 7,447,000    $  7,663,000
                                                         ----------    ----------     |    -----------    ------------
COSTS AND EXPENSES:                                                                   |
  Salaries Wages and Related Costs                        3,284,000       188,000     |      1,818,000       2,862,000
  Gaming Development Costs                                2,317,000       532,000     |      1,910,000       1,907,000
  Professional Fees                                       1,380,000       469,000     |      1,387,000       1,795,000
  General & Administrative                                1,447,000       470,000     |      1,388,000       2,034,000
  Depreciation and Amortization                           3,153,000       262,000     |        735,000         940,000
  Costs of Operations of Riverboat Gaming Facility                                    |
    [Note 1]                                                     --            --     |             --       4,903,000
  Write Down of Excess Reorganization Value [Note 5]      1,300,000            --     |             --              --
                                                         ----------    ----------     |    -----------    ------------
TOTAL COSTS AND EXPENSES                                 12,881,000     1,921,000     |      7,238,000      14,441,000
                                                         ----------    ----------     |    -----------    ------------
[LOSS] INCOME FROM OPERATIONS                            (4,731,000)   (1,168,000)    |        209,000      (6,778,000)
                                                         ----------    ----------     |    -----------    ------------
                                                                                      |
REORGANIZATION ITEMS:                                                                 |
  Reorganization Adjustments                                     --            --     |     52,268,000        (600,000)
  Reorganization Fees Paid To Management                         --            --     |     (1,463,000)             --
                                                         ----------    ----------     |    -----------    ------------
TOTAL REORGANIZATION ITEMS                                       --            --     |     50,805,000        (600,000)
                                                         ----------    ----------     |    -----------    ------------
OTHER INCOME [EXPENSE]:                                                               |
  Interest Income                                           798,000        83,000     |        875,000       1,959,000
  Interest Expense (Total Contractual Interest was                                    |
    $13,610,000 for the 156 Days Ended May 28, 1997)     (2,885,000)     (251,000)    |     (7,842,000)    (19,062,000)
  Gain on Sale of Development Agreement                          --            --     |             --         221,000
  Sale of Management Contract                                    --            --     |             --       3,000,000
  Gain on Disposal of Riverboat Gaming Assets[Note1]             --            --     |        364,000      17,542,000
                                                         ----------    ----------     |    -----------    ------------
TOTAL OTHER INCOME [EXPENSE]                             (2,087,000)     (168,000)    |     (6,603,000)      3,660,000
                                                         ----------    ----------     |    -----------    ------------
[LOSS] INCOME BEFORE INCOME TAX                          (6,818,000)   (1,336,000)    |     44,411,000      (3,718,000)
                                                                                      |
PROVISION FOR INCOME TAX EXPENSE [NOTE 6]                  (336,000)      (15,000)    |       (123,000)       (321,000)
                                                         ----------    ----------     |    -----------    ------------
[LOSS] INCOME BEFORE EXTRAORDINARY ITEM                  (7,154,000)   (1,351,000)    |     44,288,000      (4,039,000)
  Extraordinary Item - Loss on Early Extinguishment                                   |
    of Debt [Notes 1,2 & 19]                                     --            --     |     (1,998,000)             --
  Extraordinary Item - Gain From                                                      |
    Reorganization Items [Notes 1,2 & 19]                        --            --     |    103,464,000              --
                                                         ----------   -----------     |    -----------    ------------
NET [LOSS] INCOME                                       $(7,154,000)  $(1,351,000)    |  $ 145,754,000    $ (4,039,000)
                                                        ============  ============    |   =============    ============
BASIC [LOSS] PER SHARE (a)                              $     (3.82)  $     (0.72)    |            N/A             N/A
                                                        ============  ===========     |  =============    ============
Weighted Average Common And Equivalent                                                |
  Shares Outstanding                                       1,872,694    1,866,667     |            N/A             N/A
                                                        ============  ===========     |  =============    ============


   Due to the reorganization and implementation of fresh-start reporting, financial statements for the Reorganized Company (Period starting May 29, 1997) are not comparable to those of the predecessor Company. See Notes to the Financial Statements for additional information.

a) The weighted average number of common shares outstanding and basic income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods and are irrelevant.

             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY [DEFICIT]
                       (ROUNDED EXCEPT NUMBER OF SHARES)




                                                             Common Stock                       Additional           Accumulated
                                                             ------------                       ----------           -----------
                                                       Shares                Amount               Capital              Deficit
                                                       ------                ------               -------              -------
Balance - June 30, 1995                              19,329,574          $ 37,617,000           $  7,877,000       $(141,715,000)

    Net Loss Year Ended June 30, 1996                        --                    --                     --          (4,039,000)
                                                    -----------          ------------            -----------       -------------

Balance - June 30, 1996                              19,329,574            37,617,000              7,877,000        (145,754,000)

    Cancellation of Predecessor Company
    Common Stock and Elimination Of
       Deficit (Pursuant to Fresh Start
         Reporting) [Notes 1 & 2]                   (19,329,574)          (37,617,000)            (7,877,000)        145,754,000
                                                    -----------          ------------            -----------       -------------
Balance - May 28, 1997                                       --                    --                     --                  --

    Issuance of New Common Stock (Pursuant to
      Fresh Start Reporting)                          1,800,000               387,000                     --                  --
    Stock Grants to Officers and Directors               66,667                13,000                     --                  --
    Net Loss May 29 through June 30, 1997                    --                    --                     --          (1,351,000)
                                                    -----------          ------------            -----------        ------------
Balance - June 30, 1997                               1,866,667               400,000                     --          (1,351,000)

    Stock Grants to Officers and Directors               66,666                    --                     --                  --
    Net Loss Year Ended June 30, 1998                        --                    --                     --          (7,154,000)
                                                    -----------          ------------            -----------        ------------
Balance - June 30, 1998                               1,933,333          $    400,000            $        --        $ (8,505,000)
                                                    ===========          ============            ===========        ============



             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)


                                                            Reorganized Company          |         Predecessor Company
                                                    ----------------------------------   |  ---------------------------------
                                                                          May 29, 1997   |   July 1 1996
                                                     Year Ended              through     |      through           Year Ended
                                                    June 30, 1998         June 30, 1997  |   May 28, 1997       June 30, 1996
                                                    ---------------       -------------  |   ------------       -------------
                                                                                         |
                                                                                         |
OPERATING ACTIVITIES:                                                                    |
                                                                                         |
  Net [Loss] Income                                   $ (7,154,000)        $ (1,351,000) |    $  145,754,000     $ (4,039,000)
                                                      ------------         ------------  |    --------------     ------------
Adjustments to Reconcile Net [Loss] Income to                                            |
  Net Cash Provided by Operations:                                                       |
     Depreciation and Amortization                       3,153,000              262,000  |           735,000          940,000
     Loss on Sale of Assets                                     --                   --  |                --            1,000
     [Gain] on Sale of Development Agreement                    --                   --  |                --         (221,000)
     Loss on Early Extinguishment of Debt                       --                   --  |         1,998,000               --
     Extraordinary Gain From Reorganization                     --                   --  |      (103,464,000)              --
     Reorganization Adjustments                           (426,000)                  --  |       (53,954,000)              --
     Reorganization Fees Paid To Management                     --                   --  |           550,000               --
     Amortization of Deferred Financing Cost                    --                   --  |           552,000        1,431,000
     Amortization of Original Issue Discount                    --                   --  |           261,000          643,000
     Abondonment of Capital Asset                               --               75,000  |                --               --
     Write-Down of Excess Reorganization Value           1,300,000                   --  |                --               --
  Equity in (Gain) Lossses of Unconsolidated                                             |
   Affiliate                                                    --                   --  |                --        1,262,000
  Adjustments to Basis of Disposed Assets                       --                   --  |                --       (5,981,000)
  [Gain] on Sale of Riverboat Gaming Operations                 --                   --  |          (364,000)     (17,542,000)
  Proceeds from Sale of Riverboat Gaming                                                 |
    Operations                                                  --                   --  |                --       15,000,000
  Cash Disbursed to Liquidating Trust                           --                   --  |                --       (4,741,000)
  Repayment of Debtor in Possession Financing                   --                   --  |                --       (3,009,000)
  Accrued Expenses Due To Liquidating Trust                     --                   --  |                --        7,000,000
    Operations                                                  --                   --  |                --          500,000
(Increase) decrease in:                                                                  |
  Native American Management Fees and Other Receivables     62,000               42,000  |          (146,000)       1,329,000
  Interest Receivable                                       43,000                6,000  |           539,000          (29,000)
  Prepaid Expenses and Other Assets                                                      |
   [Including Income Taxes Receivable]                     185,000              200,000  |          (512,000)         (53,000)
  Notes Receivable, Other                                  100,000                   --  |                --               --
  Officer Loans                                            250,000                   --  |          (250,000)              --
Increase (decrease) in:                                                                  |
  Accounts Payable and accrued expenses                 (1,481,000)             858,000  |           821,000        1,496,000
  Accrued Interest                                          95,000              251,000  |         6,979,000       16,795,000
  State Income Taxes Payable                               147,000                   --  |                --               --
                                                        ----------           ----------  |      ------------      -----------
  Total Adjustments                                      3,428,000            1,694,000  |      (146,255,000)      14,821,000
                                                        ----------           ----------  |      ------------      -----------
TOTAL PROVIDED BY (USED IN) OPERATING ACTIVITIES        (3,726,000)             343,000  |          (501,000)      10,782,000
                                                        ----------           ----------  |      ------------      -----------


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)

                                                            Reorganized Company          |         Predecessor Company
                                                     ---------------------------------   |    -------------------------------
                                                                          May 29, 1997   |    July 1, 1996
                                                       Year Ended            through     |       through           Year Ended
                                                      June 30, 1998       June 30, 1997  |     May 28, 1997      June 30, 1996
                                                     ---------------      -------------  |     ------------      -------------
                                                                                         |
                                                                                         |
INVESTING ACTIVITIES                                                                     |
                                                                                         |
  Repayment of Native American                                                           |
    Loans/Advances                                       3,939,000            332,000    |       3,363,000         12,097,000
  (Increase) Decrease in Restricted Funds                  385,000             (2,000)             (11,000)                --
  Proceeds From Sale of Assets                                  --                 --    |              --            293,000
  Advances to Affiliates                                        --                 --    |              --           (335,000)
  Net Transfers (To) From Restricted Cash                       --                 --    |        (413,000)         4,064,000
  Investments in Management Agreements                          --                 --    |              --           (243,000)
  Loans To Tribes                                               --                 --    |              --         (1,069,000)
  Cash Held in Escrow                                           --                 --    |              --           (500,000)
  Purchase of Furniture, Fixtures and Equipment            (23,000)                --    |              --                 --
                                                         ----------          ---------   |      ----------         ----------
                                                                                         |
TOTAL PROVIDED BY INVESTING ACTIVITIES                   4,301,000            330,000    |       2,939,000         14,307,000
                                                         ----------          ---------   |      ----------         -----------


             The Accompanying Notes are an Integral Part of these
                      Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (ROUNDED)


                                                            Reorganized Company          |          Predecessor Company
                                                     ---------------------------------   |    -------------------------------
                                                                          May 29, 1997   |    July 1, 1996
                                                       Year Ended            through     |       through           Year Ended
                                                      June 30, 1998       June 30, 1997  |     May 28, 1997      June 30, 1996
                                                     ---------------      -------------  |     ------------      -------------
                                                                                         |
                                                                                         |
FINANCING ACTIVITIES                                                                     |
   Proceeds From Issuance of Notes                              --                  --   |              --
   Reduction in Equipment Notes                                 --                  --   |      (1,290,000)        (1,686,000)
   Payments to Trustee for Senior Secured                                                |
    Noteholders                                                 --                  --   |              --        (22,489,000)
                                                    -------------------------------------|------------------------------------
TOTAL USED IN FINANCING ACTIVITIES                              --                  --   |      (1,290,000)       (24,175,000)
                                                    -------------------------------------|------------------------------------
NET INCREASE                                               575,000             673,000   |       1,148,000            914,000
                                                                                         |
CASH AND CASH EQUIVALENTS -                                                              |
  BEGINNING OF PERIODS                                   3,923,000           3,250,000   |       2,102,000          1,188,000
                                                    -------------------------------------|------------------------------------
CASH AND CASH EQUIVALENTS -                                                              |
  END OF PERIODS                                        $4,498,000         $ 3,923,000   |   $   3,250,000      $   2,102,000
                                                    =====================================|====================================
                                                                                         |
SUPPLEMENTAL DISCLOSURES OF CASH FLOW                                                    |
  INFORMATION:                                                                           |
                                                                                         |
  Cash Paid During The Periods For:                                                      |
    Interest                                            $2,671,896         $    50,000   |   $   2,510,000      $  17,252,000
    Income Taxes                                        $    2,000         $        --   |   $     423,000      $           -



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

                      CAPITAL GAMING INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION AND REORGANIZATION UNDER CHAPTER 11

         The Company

         Capital Gaming International, Inc. (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of the Company's Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Narragansett Casino project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company. The Company is also active in seeking new opportunities in Native American Gaming and secondary gaming market jurisdictions.

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

         The Company's CGMI subsidiary currently manages and operates two Native American gaming facilities, which CGMI has developed or expanded into Class III gaming facilities.

                  o Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  o Umatilla Tribes - Pendleton, Oregon (Class III facility
                    became operational in March 1995)

         CGMI also has a management and development agreement with the Pueblo of Laguna tribe pursuant to which CGMI is developing a Class III gaming facility on the tribe's sovereign lands located on I-40 west of Albuquerque, New Mexico.

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

         Liabilities subject to compromise consisted of the following immediately preceding the Effective Date:

Senior Secured Notes                                   $      102,971,000
Consent Fee, Payable to Noteholders                             1,350,000
Guarantee of Notes Payable to Banks                             2,141,000
Notes Payable to Republic Corporate Services                   22,630,000
Trade Payables and Accrued Expenses                             3,297,000
                                                       ------------------
                                                       $      132,389,000
                                                       ==================

         Fresh Start Reporting

         In accordance with AICPA Statement of Position 90-7 "Financial reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company was required to adopt fresh-start accounting on the Effective Date. The effect of the adoption of fresh-start reporting is reflected in the June 30, 1998 and 1997 Consolidated Balance Sheets. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. In order to accomplish this, the Company provided its financial advisors with cash flow projections for the post-reorganization operation of the Company's business under different scenarios. The scenarios, which ranged from three to eight years of post-reorganization operation, included assumptions related to the completion of the Narragansett project and the attraction of new management agreements. Due to the uncertainty surrounding the Narragansett project and the ability of the Company to attract and enter into new management agreements, there were significant differences in the cash flow projections under the various scenarios. Based upon their knowledge and experience in the gaming industry generally, and their familiarity with the Company's business and description of its contracts, the financial advisors applied appropriate probability factors to each of the scenarios, which reflected, among other things, the inherent risks in realizing the assumptions underlying each of the scenarios. The result of applying the factors to each of the scenarios produced a probability weighted cash flow projection for the Company as a whole. Due to the Company's expected NOL carryforwards, no consideration was given to the effect of federal income taxes. Further, as the Company has no significant tangible fixed assets, no consideration was given to the terminal value of the Company. A discount rate of 12% was then applied to the combined cash flow projections to determine their present value. This resulted in as estimated fair value of the Reorganized Company of approximately $23,500,000, which was approved by the Bankruptcy Court during its confirmation hearings. The excess of the reorganization value over the fair market value of the net assets, totaling approximately $9,339,000, is reported as excess reorganization value in the accompanying consolidated balance sheet as of June 30, 1997 and will be amortized over a period of four years.

         Excess Reorganization Value at June 30, 1998 includes the effect of a reclassification of approximately $426,000 of Restricted Funds. The $426,000 was previously reported as held by the Indenture Trustee for the benefit of the Senior Secured Noteholders. An audit conducted by the Indenture Trustee determined that these funds were held for the benefit of the Old Senior Secured Noteholders as a result of the sale of the Company's wholly-owned subsidiary, Crescent City Capital Development Corp. (CCCD) in May 1996. The sale of CCCD and the previously reported $426,000 in Restricted Funds relate to the Predecessor Company. Had the $426,000 not been reported for the benefit of The New Senior Secured Noteholders on the Consolidated Balance sheets of the Predecessor Company, the Excess Reorganization Value of the Reorganized Company would have been $9,765,000 or $426,000 higher than the $9,339,000 recorded on May 28, 1997, the Date of Reorganization.

         The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their fair values have been reflected in the June 30, 1998 and 1997 consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to May 28, 1997. As a result of adopting fresh-start reporting the reorganized Company's consolidated financial statements are not comparable with those prepared before the Effective Date.

         Reorganization adjustments for the period ended May 28, 1997 were comprised of:

          Legal/Professional Fees                    $(1,716,000)
          Interest Income                                 30,000
          Write-off of Goodwill                         (405,000)
          Excess Reorganization Value                  9,265,000
          Adjustments to Capital Stock                37,217,000
          Adjustment to Paid in Capital                7,877,000
                                                     -----------
               Total                                 $52,268,000
                                                     ===========


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

                  The effect of the Plan of Reorganization on the Balance Sheet as of May 28, 1997, is as follows:




                                     Prereorganized                            Exchange of                          Reorganized
                                      Balance Sheet       Debt Discharge          Stock           Fresh Start      Balance Sheet
                                     ---------------      --------------       -----------        -----------      -------------
Assets
------
Current Assets
  Cash and Cash Equivalents               $3,250,000      $           0    $             0        $         0       $3,250,000
  Restricted Funds in Escrow                 924,000                  0                  0                  0          924,000
  Interest Receivable                         78,000                  0                  0                  0           78,000
  Native American Management Fees
   and Expenses Receivable                   813,000                  0                  0                  0          813,000
  Current Portion-Native American
   & Other Loans Receivable                3,931,000                  0                  0                  0        3,931,000
  Notes Receivable From Officers'            250,000                  0                  0                  0          250,000
  Prepaid Expenses and Other Current
   Assets                                    638,000                  0                  0                  0          638,000
Property and Equipment                        93,000                  0                  0                  0           93,000
Excess Reorganization Value                        0                  0                  0          9,339,000        9,339,000
Other Assets                                       0                  0                  0                  0                0
  Native American Loans Receivable         4,032,000                  0                  0                  0        4,032,000
  Investments in Native American
   Management Agreement                    2,002,000                  0                  0                  0        2,002,000
Notes Receivable, Other                       80,000                  0                  0                  0           80,000
Deferred Financing Costs                   4,311,000                  0                  0         (4,311,000)               0
Goodwill                                     405,000                  0                  0           (405,000)               0
Deposits and Other Assets                          0                  0                  0                  0                0
                                         -----------      -------------    ---------------         ----------      -----------
                  TOTAL ASSETS           $20,807,000      $           0    $             0         $4,623,000      $25,430,000
                                         ===========      =============    ===============         ==========      ===========
Liabilities and Shareholders'
Equity (Deficit)
-----------------------------

Current Liabilities
Accounts Payable and Accrued Expenses     $1,930,000      $           0    $             0        $         0       $1,930,000
Accrued Interest on Secured Notes                  0                  0                  0                  0                0
12.0% Senior Secured Notes Payable                 0         23,100,000                  0                  0       23,100,000
Liabilities Subject to Compromise        132,389,000       (132,389,000)                 0                  0                0
Common Stock                              37,617,000                  0        (37,617,000)           400,000          400,000
Additional Paid In Capital                 7,877,000                  0         (7,877,000)                 0                0
Retained Earnings (Deficit)             (159,006,000)          (550,000)        45,494,000          4,223,000                0
                                                   0        132,389,000                  0                  0                0
                                                   0        (22,550,000)                 0                  0                0
                                         -----------      -------------    ---------------         ----------      -----------
TOTAL LIABILITIES & EQUITY               $20,807,000      $           0    $             0         $4,623,000      $25,430,000
                                         ===========      =============    ===============         ==========      ===========

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

         Furniture, Fixtures and Equipment

         Furniture, fixtures and equipment are stated at cost, depreciation and amortization are computed using the straight-line method over the estimated useful life - primarily 3 to 7 years.

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

         Excess Reorganization Value

         Excess Reorganization Value is amortized on a straight line basis over four years. When changes in circumstances require, management evaluates events and circumstances in order to determine whether the recorded balance has been impaired. If impairment is deemed to exist, the excess reorganization value will be written down to fair value. (See Note [5]).

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

         Earnings Per Share

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended June 30, 1998 have been calculated in accordance with SFAS No. 128. Prior period earnings per share data have been recalculated as necessary to conform prior year data to SFAS No. 128. Earnings per share data for the Predecessor Company have not been presented because, due to the reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods.

         SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No. 128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

         The computation of diluted earnings per share does not assume conversion, exercise, or contingent issuance of securities that would have an antidilutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. As of June 30, 1998 and 1997, the Company has contingently issuable shares of a common stock which are not included in earnings per share calculations as they have on antidilutived effect on earning per share.

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

(3)      NATIVE AMERICAN GAMING OPERATIONS

         Facility Openings and Summarized Financial Information - On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers video slot machines, keno, non-banking table games, off-track betting (OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the year ended June 30, 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996 the facility produced approximately $4,754,000, $337,000, $3,529,000, and $3,210,000, respectively, in management fees for the Company.

         On April 27, 1995, the Tonto Apache Tribe opened the 35,000 square foot Mazatzal Casino located approximately 70 miles north of Phoenix, Arizona. The casino features slot machines, keno, non-banking table games and high stakes bingo. The Company, as manager of the casino, collected approximately $2,276,000, $232,000, $1,823,000, and $1,961,000 in management fees for the year ended June 30, 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996, respectively.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers table games, poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space of 65,000 square feet. The Company, as manager of the facility, collected approximately $1,120,000, $184,000, $2,176,000, and $2,038,000 for the year ended June 30,
1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997
and the year ended June 30, 1996, respectively.

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. Subsequently, the WSGC had notified the Muckleshoot Tribe that the Company remained in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license.

         In response to the termination of the contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") which asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings (See footnote [23]).

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

         Department of the Interior Proposed Rule on Class III Gaming Procedures

         The proposed rule sets forth the authority and procedures by which the Department of the Interior will review requests for approval for Class III gaming when a State interposes its immunity from suit brought by an Indian Tribe seeking to enter into a compact with the State pursuant to which gaming activities would be governed. The proposed rule also sets forth the process and standards under which such procedures would be adopted. Written comments concerning the proposed rule were due with the Department on or before June 22, 1998. The comments are currently under review. In March, the U.S. Senate voted to prohibit the Department of the Interior from proceeding with the regulations. However, the ban, which was part of an emergency spending bill, was lifted from the bill by a joint U.S. House - U.S. Senate conference committee. It is unknown what further action, if any, Congress may take concerning the proposed rule. Considerable opposition to the proposed rule has been received from at least 25 states. Additionally, the National Gambling Impact Study Commission voted in July to recommend to the Department of the Interior that no final rules be issued or published until after the Commission submits its report to Congress in June of 1999. As a result, in September 1998, Congress passed certain legislation prohibiting the Department from proceeding any further with the proposed rule prior to October 1, 1999. There can be no assurance as to when a final rule will be issued or whether the final rule will apply to the Narragansett Tribe in light of the Chafee Rider (defined below). However, as a result of the Chafee Rider (as defined below), there can be no assurance that the Secretary will have the authority under the final rules to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

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

         In February 1997, as a result of the NIGC's decision and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the "District Court"), naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court, that among other things, the Chafee Rider is unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, and an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgement in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgement. An appeal has been filed by the Narragansett Tribe in the United States Court of Appeals for the District of Columbia and is pending. The United States Court of Appeals has held oral argument on the matter and the parties are awaiting the court's decision.

         In May 1997, a Congressional Review of the Chafee Rider was initiated with a hearing before the Committee on Resources of the U.S. House of Representatives (the "Committee"). The hearing included testimony from the U.S. Department of the Interior, the Narragansett Tribe and the National Council of American Indians, all of whom testified in support of the repeal of the Chafee Rider, as well as several political leaders from the State of Rhode Island who supported the Chafee Rider. In June 1997, legislation that would amend and effectively repeal the Chafee Rider ("H.R. 1983") was introduced in the House of Representatives by Rep. Patrick J. Kennedy (D-RI), a member of the Committee, and co-sponsored by Rep. Don Young (R-AK), the Chairman of the Committee and Rep. Dale E. Kildee (D-MI), a member of the Committee and Co-Chairman of the Congressional Native American Caucus. H.R. 1983, known as "The Narragansett Justice Act," has subsequently cleared the Committee. No assurances can be given as to the ultimate outcome of H.R. 1983.

         Ongoing Project Development

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum. As a result of the Chafee Rider, the Narragansett Tribe had focused efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island. The earliest date upon which any such referendum could be held is November 2000. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the host city or town must also approve any such referendum question prior to it being placed on the ballot. There can be no assurance that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In spite of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, the Company intends to pursue the Rhode Island Project. There can be no assurance that any legislative, judicial or administrative efforts will be successful.

         The Company has continued funding the on-going development costs of the Rhode Island Development Project. None of these costs have been capitalized. Included in Native American Gaming Development Costs in the statement of operations for year ended June 30, 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996 are approximately $2,212,000, $532,000, $1,799,000, and $1,899,000, respectively in costs related to the development of this management contract. At June 30, 1998, and 1997 approximately $9,318,000, and $7,432,000 is expected to be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe as repayment will be made from the Net Distributable Profits of the gaming facility.

         In March 1998, the Company entered into an option agreement for the purchase of approximately 64 acres of fee simple real property in the cities of Providence and Cranston, Rhode Island, some acres of which are underwater in the Narragansett Bay (the "Optional Property"), to be utilized for the development of the proposed Narragansett Casino (the "Option Agreement"). The Option Agreement calls for option payments by the Company as follows: four monthly payments of $5,333 from March 1998 through June 1998, six monthly payments of $16,000 from July 1998 through December 1998, six monthly payments of $5,333 from January 1999 through June 1999, and six monthly payments of $16,000 from July 1999 through December 1999 (collectively the "Option Payments"). Upon the Company's timely payment of all Option Payments and prior to the Option Agreement's expiration on December 31, 1999, the Company will have the option to purchase the Optioned Property for $9.5 million. The Company may terminate the Option Agreement at any time without cause by notifying the seller of the Optioned Property; however, the Company will continue to be obligated to make the Option Payments to the seller through December 1998. Minimum required Option Payments for the next five fiscal years are scheduled as follows:

         Fiscal Year Ending June 30, 1999              $96,000
         Fiscal Years Thereafter                             0
                                                       -------
                                                       $96,000
                                                       =======
(5)      EXCESS REORGANIZATION VALUE

         Accumulated amortization and amortization expense of excess reorganization value was approximately $2,625,000, and $2,432,000 as of June 30, 1998 and for the year ended June 30, 1998, and both accumulated amortization and amortization expense was approximately $193,000 as of June 30, 1997 and for the period May 28, 1997 to June 30, 1997.

         On June 30, 1998, the Company recorded a non-cash impairment loss of $1,300,000 related to the write-down of the Company's excess reorganization value. The Company has experienced an operating loss and an operating cash flow loss for the year ended June 30, 1998. In addition, due to recent developments relating to the Company's Narragansett gaming project in Rhode Island, management has determined that this project has a lesser probability of becoming operational. As a result of these circumstances, the projected future cash flows of the Company are less than the carrying value of the asset; therefore, an impairment loss has been recognized. The impairment asset is the excess reorganization value which resulted from the Company's emergence from a Chapter 11 bankruptcy filing on May 28, 1997. This asset was written down to its estimated fair value based on the discounted cash flows projected through May, 2001, the end of the asset's estimated life. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

(6)      INCOME TAXES

         Components of Income tax expense:

                                          Reorganized Company         |                Predecessor Company
                                ----------------------------------    |     -----------------------------------------
                                                                      |
                                                     May 29, 1997     |     July 1, 1996
                                 Year ended            Through        |       Through               Year ended
                                June 30, 1998        June 30, 1997    |     May 28, 1997           June 30, 1996
                                -------------        -------------    |     ------------           -------------
                                                                      |
Current:                                                              |
     Federal                   $          --        $     --          |       $     --                $     --
     State                           336,000         (15,000)         |      ($123,000)               (321,000)
                               -------------       ---------          |      ---------               ---------
Current Expense                $     336,000       ($ 15,000)         |      ($123,000)              ($321,000)
                               =============       =========                 =========               =========

         A reconciliation of Income tax (expense) benefit at the federal statutory rate to the Company's effective Income tax (expense) benefit is as follows:

                                          Reorganized Company         |                Predecessor Company
                                ----------------------------------    |     -----------------------------------------
                                                                      |
                                                     May 29, 1997     |     July 1, 1996
                                 Year ended            Through        |       Through               Year ended
                                June 30, 1998        June 30, 1997    |     May 28, 1997           June 30, 1996
                                -------------        -------------    |     ------------           -------------
                                                                      |
Federal Income Tax Benefit                                            |
(Expense) at the Statutory         2,318,000        $454,000          |   ($15,100,000)             $5,098,000
Rate                                                                  |
Amortization of Excess                                                |
 Reorganization Value               (827,000)             --          |             --                      --
State Tax Benefit, (Expense)                                          |
Net of Federal Tax Benefit          (336,000)        (15,000)         |       (123,000)               (321,000)
(Non) Recognition of NOL                                              |
Carryforward                      (1,491,000)       (454,000)         |     15,100,000              (5,098,000)
Current Expense                   $ (336,000)       $(15,000)         |      $(123,000)              ($321,000)

(6) Net Operating Loss Carryforwards ("NOLs")

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

         In an attempt to determine the extent to which the indebtedness of creditors who received stock pursuant to the Plan of Reorganization qualifies as "old and cold", the Company has obtained certain corroborative evidence as to the status of certain creditors including written confirmation of the status of certain creditors who are receiving New Common Stock. As a result, Management of the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" under Tax Code ss. 382(1)(5) so that Tax Code ss. 382(1)(5) will apply to this ownership change. No assurances, however, can be given that corroborative documentation obtained by the Company will ultimately sustain such analysis if challenged.

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

         As a result of the Company's Chapter 11 proceedings, for financial reporting, the Company recorded significant tax changes. Such changes are reflected in the June 30, 1998 deferred tax asset amount as set forth below. Substantial net operating loss carryforwards ("NOL's") generated in previous years totaling approximately $107,000,000 were reduced by approximately $75,500,000, leaving the Company with remaining NOL's totaling approximately $31,500,000 assuming that section 382(1)(5) applies. The reductions are mainly a result of the cancellation of Indebtedness income effected by the reorganization.

         As of June 30, 1998, the Company has a net operating loss carryforward of approximately $35,214,000 expiring as follows:

           June 30, 2009                        6,778,000
           June 30, 2010                       14,230,000
           June 30, 2011                       10,152,000
           June 30, 2012                        1,255,000
           June 30, 2018                        2,799,000
                                              -----------
           Total                              $35,214,000
                                              ===========

         Pursuant to SOP 90-7 any benefits the Company may receive from the utilization of preconfirmation net operating loss carryforwards will first reduce excess reorganization value until exhausted and thereafter be reported as a direct addition to paid-in capital.

         The Income tax effects of temporary differences that give rise to significant portions of deferred income tax assets as of June 30, 1998 and 1997 are as follows:


                                             1998                  1997
                                             ----                  ----
Deferred Income Tax Assets:
   Federal Net Operating Losses         $    11,973,000       $    10,698,000

   State Net Operating Losses                 6,949,000             2,138,000
                                        ---------------       ---------------
Total Deferred Income Tax Assets             18,922,000            12,836,000

Valuation Allowance                         (18,922,000)          (12,836,000)
                                        ===============       ===============
Net Deferred Income Tax Assets                      $ 0                   $ 0
                                        ===============       ===============


         The deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of the assets cannot be assured at this time.

(7)      LOANS RECEIVABLE - NATIVE AMERICAN TRIBES

         The Company has funded the development and construction of the Class III Native American gaming facilities it manages and operates including equipment financing amounting to approximately $3,300,000. As of June 30, 1998, there was a total of approximately $3,693,000, in loans outstanding with $2,249,000, to be realized within one year and $1,444,000, classified as long-term. These notes bear interest rates at prime +1% (9.5% at June 30, 1998) and have original scheduled repayments of 36 to 60 months. A maturity table is presented below:


             For the years ended:

                June 30, 1999                              2,249,000
                June 30, 2000                              1,444,000
                June 30, 2001 and thereafter                     -0-
                                                          ----------
                TOTAL                                     $3,693,000
                                                          ==========

         Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. These receivables are due from these tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectibility is forced into litigation. The Company does not require collateral from the Tribes to secure its receivable. Management has no disputes with any Native American tribe that would place doubt on the full collectibility of any of the Native American loan receivables. The Company takes all necessary legal measures in the documentation and preparation of agreement executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement.

         Loan Repayment and Contract Buy-out - Pursuant to the terms of the Class III management contract between the Muckleshhot Tribe and the Company's Native American gaming subsidiary - Capital Gaming Management, Inc. (CGMI) - the Tribe has repaid CGMI approximately $7,600,000 that was advanced for developing, constructing and equipping the gaming facility. Additionally, under the terms of the Class III management contract, the annual management fee of 11.5% of gross gaming revenues had been reduced to 3.9% simultaneously upon the repayment of the loan by the Tribe in September 1995.

         The Company closed an agreement effective September 1, 1995 pursuant to which the Cow Creek Bank of Umpqua Tribe of Indians bought out the remaining term of the Management Agreement for the Tribe's gaming facility in Canyonville, Oregon. The Tribe has paid the Company and its Native American subsidiary $3,000,000 in consideration for early termination of the Management Agreement and principal repayment of approximately $823,000. The buy-out of future management fees of $3,000,000 and the principal repayment of $823,000 was paid to the Trustee for the Senior Secured Noteholders, less $200,000 for expenses in connection with the transaction which was reimbursed to the Company. The five year Management Agreement had less than two years remaining prior to its expiration.

(8)      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of June 30, 1998 and 1997:

                                                   1998             1997
                                                   ----             ----
  Office furniture, fixtures and equipment     $   131,000    $    112,000
  Less accumulated depreciation                   (108,000)        (97,000)
                                               -----------   -------------
                                               $    23,000    $     15,000
                                               ===========    ============

         Depreciation expense for the year ended June 30, 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996 is $13,000, $3,000, $34,000, and $37,000, respectively, and is included as part of depreciation and amortization expense.

(9)      INVESTMENT IN NATIVE AMERICAN MANAGEMENT AGREEMENTS

         The balance of $1,229,000, and $1,937,000 as of June 30, 1998 and 1997
in this caption on the balance sheet represents capitalized costs and payments related only to the remaining Class III management agreements. The Company is amortizing such amounts over five years on the straight line method. The remaining lives of these management contracts is approximately two years. Amortization for the year ended June 30, 1998, periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996, was approximately $708,000, and $59,000, $687,000, and $860,000, respectively.
Accumulated amortization as of June 30, 1998 and 1997 was approximately $2,119,000 and $1,290,000, respectively. When changes in circumstances require, the management of the Company will evaluate whether the individual carrying value of these assets has been impaired by comparing the carrying value to the value of the projected net cash flow from related operations. As of June 30, 1998, management expects the assets to be fully recoverable (See footnote [23] Subsequent Events).

(10)       NOTES RECEIVABLE FROM OFFICERS

         Pursuant to the Reorganization Plan and their respective amended employment agreements, the Company's two senior executives borrowed a total of $250,000 from the Company. These loans were evidenced by unsecured notes which bore six percent (6%) simple interest. Both notes had a maturity date of May 28, 1998 and both were paid in full in December 1997.

(11) DEBT AFTER REORGANIZATION

         Senior Secured Notes

         Pursuant to the Reorganization, the holders of the Old Notes, along with certain unsecured creditors and key members of management, received, on a pro rata basis, the New Senior Secured Notes having an aggregate principal amount of $23,100,000. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Amended Indenture includes certain restrictive covenants. The Company has complied with substantially all of the covenants as of June 30, 1998, except as more fully described below. The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date. The New Senior Secured Notes mature in May of 2001. Required principal payments through maturity is as follows:

                   June 30, 1999                                      --
                   June 30, 2000                               4,620,000
                   June 30, 2001                              18,480,000
                   Thereafter                                         --
                                                         ---------------
                   Total                                 $    23,100,000
                                                         ===============

         The indenture - The proceeds from the issuance of the Company's New Senior Secured Notes are subject to certain restrictions, and the Company is subject to certain restrictive covenants, including dividend restrictions, pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee (as defined in the Plan) including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). To date, the Advisory Committee has not been formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrance of possible events of default ("Events of Default") under the Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of ongoing good faith negotiations to amend the Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee has been directed by the majority noteholder to forebear, until December 31, 1998 from taking any action, and has not taken any action to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the Amended Indenture. (See Note [23]).

        As per the terms of the Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and an interest payment of $1,386,000 on May 15, 1998.

(12)     CAPITAL STRUCTURE

         Capital Structure After Reorganization

         Pursuant to the Plan, the Predecessor Company's common stock and outstanding options were canceled on the Effective Date. The Plan also provided for the amendment and restatement of the Company's Certificate of Incorporation and bylaws. The new charter authorized 3,200,000 shares of no par value common stock. Upon the Effective Date, 1,800,000 shares of common stock were authorized for issue on a pro rata basis to the Company's various classes of creditors. In addition, the Company's executive management became entitled to receive a total of 66,667 shares of common stock on the Effective Date and 66,667 shares on the one year anniversary following the Effective Date. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan. The 66,666 remaining shares will be issued on the second anniversary of the Effective Date.

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

(13)     STOCK OPTION PLAN

         Pursuant to the Reorganization, the Company canceled all of its existing stock options and adopted the 1997 Stock Option Plan covering 200,000 shares of the Company's common stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Company's Plan of Reorganization no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Plan expires in March 2007. Incentive stock options granted under the Plan to employees who are not 10% owners are exercisable for a period up to ten years from the date of grant at an exercise price of $1.75 or such lesser amounts approved by the Company's noteholders advisory committee. The exercise price may be adjusted subject to certain recapitalization provisions of the Plan. Incentive stock options granted under the Plan to employees who are 10% shareholders are exercisable for a period up to five years at the same exercise price provision. As of June 30, 1998 there were no options granted under the Plan.

(14)     COMMITMENTS AND CONTINGENCIES

         The Company has employment agreements with the Company's President and Chief Operating Officer and Executive Vice President and General Counsel which provide for two year terms expiring in May 2000 at the annual salary of $275,000 each. The agreements also provide for severance payments upon the occurrence of certain terminations. An employment agreement with the Vice President of Compliance requires annual compensation of $150,000 expiring May 2000. An employment agreement with the Vice President and Chief Financial Officer requires annual compensation of $100,000 expiring May 2000.

         The Company has covenanted to file, upon request from a majority of the Holders of the New Senior Secured Notes or the Holders of the New Common Stock, a registration statement under the Securities Act of 1933 with respect to the New Senior Secured Notes and the New Common Stock. The Company also has agreed to use its best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 180 days following such notice.

(15)     PENSION PLAN

         Effective November 1, 1994, the Company adopted a defined contribution (401(k)) plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 100% of the employee's contribution up to a maximum of 6% of salary. Expenses to the Company for the Plan for the year ended June 30, 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 and the year ended June 30, 1996 was approximately $71,000, and $22,000, $51,000, and $22,000 respectively.

(16)     PROPERTY LEASE

         The Company leases 2,646 square foot of office space in Phoenix, Arizona under an operating lease which expires on December 31, 2000. The Company's lease commitments under this non-cancelable lease will require annual lease payments of approximately $50,000, and $25,000, for the fiscal years ending June 30, 1999 and 2000. Rent expense for the year ended June 30, 1998, the period May 29, 1997 to June 30, 1997, July 1, 1996 to May 28, 1997, and the year ended June 30, 1996 was approximately $92,000, $8,000, $74,000, and $129,000, respectively.

(17)     CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments in high credit quality financial institutions and currently invests primarily in U.S. government and Euro rollover obligations that have maturities of less than three months. The Company had cash of approximately $830,000 as of June 30, 1998, that is subject to credit risk beyond FDIC insured limits. The Company had approximately $3,800,000 at June 30, 1998, in repurchase agreements, cash management funds and Euro investments which are not insured.

         The Company has recorded as of June 30, 1998, $709,000, in management fees due from Native American Tribes under management contracts as well as $3,693,000, for development loans to Tribes. Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. As of June 30, 1998, these receivables are due from three tribes, collectively. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. The Company does not require collateral or other security to support financial instruments subject to credit risk, beyond the pledge of each Tribe of their gaming reserves. Management has no dispute with any Native American Tribe that would place doubt on the full collectability of any of the receivables. The Company takes all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement and securing appropriate regulatory approval.

         The Company's management fee revenues are derived from three Native American Indian tribes as follows: (the fiscal year ended June 30,1997 includes the two periods July 1, 1996 through May 28, 1997 and May 29, 1997 through June 30, 1998)

                                  Fiscal Year Ended June 30,
                                  --------------------------
                                       1998       1997
                                       ----       ----
          Muckleshoot Tribe             14%       28%

          Tonto Apache                  28%       25%

          Umatilla                      58%       47%

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

         Approximately $103,464,000 was recorded as an extraordinary gain as the result of the Company's debt restructuring under Chapter 11 and the adoption of fresh-start reporting. The $103,464,000 is comprised of the following:

         Write-off Deferred Finance Costs and
           Original Issue Discounts                               $  (4,311,000)
         Record New Notes in exchange for old debt                  (23,100,000)
         Record New Notes issued to management
           included in Reorganization Items                             550,000
         Reduce Liabilities Subject to Compromise to zero           130,325,000
                                                                  -------------
              Total                                                $103,464,000
                                                                   ============

         There is no income tax effect on the extraordinary items due to the cancellation of indebtedness as more fully described in Note 6.


(20)      RESTRICTED FUNDS IN ESCROW

         Restricted funds in escrow as of June 30, 1998 consist of $541,000 held in escrow by the Bond Indenture Trustee. Restricted funds in escrow as of June 30, 1997 consists of $500,000 held by an escrow agent in New Orleans, Louisiana, represents funds withheld from the sale of CCCD and $426,000 held in escrow by the Bond Indenture Trustee. On July 17, 1997, the $500,000 was transferred to the Bond Indenture Trustee. The $541,000 held by the Bond Indenture Trustee as of June 30, 1998, is for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes, and is classified as non-current.

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

      1. Republic Litigation

         In connection with the consummation of the Company's Plan of Reogranization, Republic Corporate Services, Inc. ("Republic") is to receive a distribution on account of its unsecured claims equal to its pro-rata share of the 150,000 shares of New Common Stock and of the $550,000 in New Secured Notes to be distributed to the holders of Allowed Class 4 Claims other than the Indenture Trustee. On August 20, 1997 the Arizona Department of Gaming ("ADOG") notified the Company that ADOG would conduct a background investigation of Republic prior to issuing a permanent certification to the Company. This notification was communicated to Republic by the Company and ADOG sent further notification to Republic on October 5, 1997. In response to ADOG's August 20, 1997 notification, the Company had notified Republic that a License Event had occurred as defined in, and pursuant to, the Company's Amended and Restated Certificate of Incorporation ("Amended Certificate") and that the Company invoked its right to have Republic's equity securities distributed to an independent trustee and that the Company further intended to redeem such securities in accordance with the terms of the Amended Certificate. On November 5, 1997 Republic filed a Complaint for Declaratory Judgment, Specific Performance and Other Relief with the U.S. Bankruptcy Court for the District of New Jersey seeking a declaration that its ownership of equity securities is not a License Event or, in the alterative, that if such equity ownership is a License Event then, in effect, that Republic's equity securities should be redeemed at $2.38 per share and its New Secured Notes should be redeemed at par. On April 16, 1998 the Company and Republic entered into a stipulation of settlement which provides, among other things, that any equity securities slated for distribution to Republic pursuant to the Plans will be distributed to a possession trustee and provides that William S. Papazian, Executive Vice President and General Counsel of the Company, will maintain all voting rights with respect to such equity securities pursuant to a Voting Trust until such time as such securities are sold to a suitable purchaser.

      2. Muckleshoot Litigation

         On January 30, 1998 the Muckleshoot Tribal Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. Subsequently, the WSGC had notified the Muckleshoot Tribe that the Company remained in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license and such license was subsequently issued.

         In response to the termination of the contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") which asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings (See footnote [23]).

(22)       NEW AUTHORITATIVE PRONOUNCEMENTS

         The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirment Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         The Financial Accounting Standard Board (FASB) has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and how it is designated, for example, gain or losses related to changes in the fair value of a derivative not designated as a hedging instrument is recognized in earnings in the period of the change, while certain types of hedges may be initially reported as a component of other comprehensive income (outside earnings) until the consummation of the underlying transaction.

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Intial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.

(23)       SUBSEQUENT EVENTS

Muckleshoot Litigation

         In response to the termination of the Muckleshoot Management contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") which asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings as follows:

         The parties entered into a Joint Stipulation and requested the U.S. District Court to enter an order of settlement and dismiss with prejudice the litigation between the parties. The U.S. District Court subsequently entered the order of settlement.

         Pursuant to the Joint Stipulation, the Company will receive a total of Three Million Three Hundred Thousand ($3,300,000) Dollars, with One Million ($1,000,000) Dollars (the "Initial Payment") being paid within three days after the U.S. District Court entered the order of settlement and Two Million Three Hundred Thousand ($2,300,000) Dollars being paid in equal monthly installments over the term of twenty four (24) months commencing August 1, 1998. Such payments, when fully received, will constitute mutual fulfillment of the Exclusive Operating Agreement between the Muckleshoot Tribe and the Company dated April 24, 1995. The U.S. District Court entered the order of settlement and the Company received the Initial Payment on July 29, 1998. All monthly installments to date have been timely received.

         As a result of the Company's Casino Management Agreement dispute with the Muckleshoot Indian Tribe, (the "Muckleshoot Dispute"), the Company recorded only six months revenues for the period June 30, 1997 through December 31, 1997, of $1,120,000, for the management of the Muckleshoot Casino in its resutls of operations for the fiscal year ended June 30, 1998. For the year ended June 30, 1998, the Company continued to amortize its deferred assets -- Investment in Muckleshoot Agreement, for the full twelve months, and recorded a receivable of $198,804 for the Muckleshoot management fee receivable for the month of December 1997.

         In fiscal year 1999, upon the execution of the Settlement Agreement of the Muckleshoot dispute on or around July 20, 1998, which required the Muckleshoot Indian Tribe to pay the Company $3.3 million, $1 million paid at settlement with the remaining balance paid in equal increments over a 24 month period commencing August 1, 1998, in complete settlement of the Muckleshoot Dispute, the Company recorded management fee revenues of $3.3 million, less the $198,804 reveivable as of June 30, 1998, wrote-off the unamortized balance of the Investment in the Muckleshoot Agreement as of July 20, 1998, and established a receivable for the $2.3 million settlement balance due the Company as of July 20, 1998.

Pueblo of Laguna Management Agreement

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, finance, construct, operate and manage an interim casino to be located on Interstate 40 on the trbe's sovereign reservation lands aproximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas -- style table games, slot machines and poker as well as restaurants, a gift shop and other amenities. The management and development agreement, which is subject to the approval of the National Indian Gaming Commission, provides that CGMI will receive a management fee of 30% of net profits (as defined) over a term of seven
(7) years from the oficial data of opening of the casino.

Amended Bond Indenture

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrance of possible events of default ("Events of Default") under the Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of ongoing good faith negotiations to amend the Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee has been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear, until December 31, 1998 from taking any action, anbd has not taken any action to accelerate the New Senior Secured Notes, foreclosure on any collateral or otherwise execute any of its rights under the Amended Indenture.

         The Indenture Trustee, and the holders of a majority in principal amount of the New Senior Secured Notes and the Company have had good faith negotiations to resolve the various Events of Default under the Amended Indenture and all parties have reached agreement in principle as to a Second Amended and Restated Indenture which would resolve any Events of Default. On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order approving modifications of the Plan of Reorganization with the Bankruptcy Court (the "Motion"). The Motion provides, in pertinent part, (i) the Amended Indenture will be revised to eliminate the Advisory Committee, (ii) certain majority holders will elect to hold their equity distributions in a voting trust with the Company's new Chairman, Charles B. Brewer, acting as voting trustee, (iii) for the amendment of the Company's Articles of Incorporation and By-laws to provide for two classes of Common Stock (Common Stock and Class A Common Stock), identical in all respects except that Class A Common Stock will have the right to elect a controlling number of Board members and will be distributed to the holders of Old Senior Secured Notes on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), and
(iv) that the Amended Indenture will be revised with respect to the mechanisms by which Excess Cash (as defined in the Amended Indenture) is deposited in the cash collateral account held by the Indenture Trustee. A hearing on the Motion has been set for November 16, 1998. Once implemented, the revisions to the Amended Indenture will definitively cure any alleged Events of Default. The Amended Indenture Trustee, the majority noteholder and the Company believe it is reasonably probable that the Events of Default will be cured on or before December 31, 1998.


(24)      SUBSEQUENT EVENTS (unaudited)

Bureau of Indian Affairs Aproval

         On September 3, 1998 the Secretary of the Interior and the Deputy Commissioner of the Bureau of Indian Affairs approved the Management Agreement between the Narragansett Tribe and CDGC pursuant to 25 CFR Section 81. While this approval does not impact the Narragansett Tribe's right to offer gaming pursuant to IGRA, the approval is significnat because it protects the Narragansett Tribe and CDGC from any assertion that the Management Contract is null and void under the provisions of 25 U.S.C. Section 81 due to lack of approval.

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

Cranford, New Jersey
August 7, 1998

                      CAPITAL GAMING INTERNATIONAL, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                   (ROUNDED)







                                           Balance at       Charged to       Other
                                           Beginning of     Cost and         [Deductions]      Balance at End
Description                                Period           Expenses         Additions         of Period
----------------------------------------   ------------     ----------       -------------     ---------------
June 30, 1998:                                   N/A              N/A              N/A               N/A

June 30, 1997:                                   N/A              N/A              N/A               N/A

June 30, 1996:
   Prepaid Rent - Reserve (New Orleans      $  4,859,000      $    -          $   (4,859,000)    $    -
     Dock Board)
   Cash Held in Escrow - Port of New           2,192,000           -              (2,192,000)         -
     Orleans - Reserve
   Uncollectible Patron Markers - Reserve         14,000           -                 (14,000)         -
   Employee Advance - Reserve                      9,000           -                  (9,000)         -
                                            ------------      ----------      --------------     -----------
         TOTALS                             $  7,074,000      $    -          $   (7,074,000)    $    -
                                            ============      ==========      ==============     ===========