Form 10-Q
period 1998-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1998-11-13
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

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

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of November 9, 1998: 1,933,333

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               September 30, 1998 and June 30, 1998 [Unaudited]               1

            Consolidated  Statements of Operations for the three months
               ended September 30, 1998 and 1997 [Unaudited]                  3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the three months ended September 30, 1998 [Unaudited]          4

            Consolidated Statements of Cash Flows for the three months
               ended September 30, 1998 and 1997 [Unaudited]                  5

            Notes to Consolidated Financial Statements [Unaudited]            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     18

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risks                                                             25

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                   26

Item 2.  Changes in Securities and Use of Proceeds                           28

Item 3.  Default Upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Securityholders                  29

Item 6.  Exhibits and Reports on Form 8-K                                    29

Signature Page                                                               30

PART I., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                  September 30, 1998         June 30, 1998
                                                                  ------------------         -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 6,709                $ 4,498
   Interest Receivable                                                       21                     29
   Native American Management Fees & Expenses Receivable                    680                    709
   Current Portion - Native American Loans Receivable                     1,629                  2,249
   Current Portion - Muckleshoot Settlement Receivable [Note 9]           1,150                     --
   Prepaid Expenses and Other Current Assets                                241                    232
                                                                        -------                -------
TOTAL CURRENT ASSETS                                                     10,430                  7,717
                                                                        -------                -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       21                     23
                                                                        -------                -------

EXCESS REORGANIZATION VALUE, Net [Note 3]                                 5,273                  5,767
                                                                        -------                -------

OTHER ASSETS:
   Restricted Funds [Note 8]                                                546                    541
   Native American Loans Receivable                                       1,020                  1,444
   Muckleshoot Settlement Receivable [Note 9]                               958                     --
   Investment In Native American Management
      Agreements, Net                                                       333                  1,229
   Deferred Charges [Note 10]                                               255                     --
                                                                        -------                -------

TOTAL OTHER ASSETS                                                        3,112                  3,214
                                                                        -------                -------

TOTAL ASSETS                                                            $18,836                $16,721
                                                                        =======                =======



             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                       September 30, 1998         June 30, 1998
                                                                       ------------------         -------------
                                                                          [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $    969                 $  1,233
    Accrued Interest                                                           1,040                      346
    State Income Taxes Payable                                                   228                      147
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                      2,237                    1,726
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                 23,100                   23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                             25,337                   24,826
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,933,333                                           400                      400

    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                 (6,901)                  (8,505)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (6,501)                  (8,105)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 18,836                 $ 16,721
                                                                            ========                 ========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)

                                                                   Three Months Ended          Three Months Ended
                                                                   September 30, 1998          September 30, 1997
                                                                  --------------------        --------------------
REVENUES:
    Native American Casino Management Fees                            $     1,974                  $     2,645
                                                                      -----------                  -----------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                                         763                          440
    Native American Gaming Development Costs                                  269                          325
    Professional Fees                                                         321                          194
    General and Administrative                                                126                          336
    Depreciation and Amortization                                             577                          760
                                                                      -----------                  -----------
TOTAL COSTS AND EXPENSES                                                    2,056                        2,055
                                                                      -----------                  -----------
INCOME [LOSS] FROM OPERATIONS                                                 (82)                         590
                                                                      -----------                  -----------
OTHER INCOME [EXPENSE]:
    MUCKLESHOOT SETTLEMENT, NET [Note 9]                                    2,285                           --
    INTEREST INCOME                                                           135                          245
    INTEREST EXPENSE                                                         (693)                        (688)
    OTHER INCOME                                                               40                           --
                                                                      -----------                  -----------
TOTAL OTHER INCOME [EXPENSE]                                                1,767                         (443)
                                                                      -----------                  -----------
INCOME (LOSS] BEFORE INCOME TAX                                             1,685                          147

PROVISION FOR INCOME TAX EXPENSE [Note 6]                                      81                           45
                                                                      -----------                  -----------
NET INCOME [LOSS]                                                     $     1,604                  $       102
                                                                      ===========                  ===========

NET INCOME [LOSS] PER SHARE                                                   .83                  $      0.05
                                                                      ===========                  ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                                  1,933,333                    1,866,667
                                                                      ===========                  ===========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1998                      1,866,667      $     400       $         0      $    (8,105)
    Stock Grants to Officers and
       Directors                                66,666             --                --               --

    Net Income for the Three Months
       Ended September 30, 1998                     --             --                --            1,604
                                            ----------       --------        ----------       ----------

BALANCE - SEPTEMBER 30, 1998                 1,933,333      $     400       $         0      $    (6,501)
                                            ==========       ========        ==========       ==========




             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)

                                                                           Three Months Ended   Three Months Ended
                                                                           September 30, 1998   September 30, 1997
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income [Loss]                                                           $ 1,604               $  102
                                                                                -------               ------

    Adjustments to Reconile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                             577                  760

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                                 8                   10
                  Management Fees and Expenses Receivable                            29                  (63)
                  Muckleshoot Settlement, Gross [Note 9]                         (3,300)                  --
                  Write-off of Deferred Charges [Note 9]                            815                   --
                  Prepaids and Other Current Assets                                  (9)                  93
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                            (264)              (1,281)
                  Accrued Interest                                                  694                  688
                  State Income Taxes Payable                                         81                   --
                                                                                -------               ------

    Total Adjustments                                                            (1,369)                 207
                                                                                -------               ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           235                  309
                                                                                -------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                                1,044                  950
    Payments on Muckleshoot Settlement                                            1,192                   --
    Purchase of Furniture, Fixtures and Equipment                                    --                  (15)
    Deferred Charges [Note 10]                                                     (255)                  --
    Increase in Restricted Funds                                                     (5)                 (22)
                                                                                -------               ------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         1,976                  913
                                                                                -------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   0                    0
                                                                                -------               ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         2,211                1,222

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                  4,498                3,923
                                                                                -------               ------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                      $ 6,709               $5,145
                                                                                =======               ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                 $     0               $    0
       Income Taxes                                                             $     0               $    0



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

         CGMI developed and currently manages and operates two Class III Native American gaming facilities located in separate jurisdictions as follows:

                  Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, finance, construct, operate and manage casino to be located on Interstate 40 on the tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and poker as well as restaurants, a gift shop and other amenities. The management and development agreement, which is subject to the approval of the National Indian Gaming Commission, provides that CGMI will receive a management fee of 30% of net profits (as defined in such agreement) over a term of seven (7) years from the official date of opening of the casino.

         CDGC has a management and development contract with the Narragansett Tribe for the development of a Class II and Class III gaming facility either on the Tribe's sovereign land near Charlestown, Rhode Island or elsewhere in Rhode Island as may be permitted by law.

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of September 30, 1998 and the Consolidated Statements of Operations and Cash Flows for the three-month periods ended September 30, 1998 and 1997 are unaudited. The June 30, 1998 Balance Sheet data was derived from audited consolidated financial statements. These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1998, and the results of its operations and cash flows for the three-month periods ended September 30, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

         The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

         Certain reclassifications have been made to the prior period financial statements to conform to classifications used in the current period.

[3]      REORGANIZATION UNDER CHAPTER 11

         Reorganization Proceedings

         On December 23, 1996 (the "Petition Date"), the Company, apart from its subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Camden, New Jersey (the "Bankruptcy Court"). The petition did not involve the Company's wholly-owned subsidiaries. On the Petition Date, the Company filed a pre-negotiated plan of reorganization, together with all subsequent amendments and modifications, (the "Plan") and an accompanying disclosure statement, together with all subsequent amendments and modifications, (the "Disclosure Statement"). The Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

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

         The Plan of Reorganization provides for the discharge of all claims against the Company and/or the release of the Company, its officers and employees, its wholly-owned subsidiaries and their respective present and former directors, the Amended Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan of Reorganization is the release by the Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided for under the Plan of Reorganization.

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

 [4]     SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's form 10-K, as amended, for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

[5]      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract - Native American Casino (Rhode Island)

         Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of Net Distributable Profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance certain funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the NIGC for approval in June 1995.

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

         In light of the Decision (as defined below) to invalidate the Compact and the application of the Chafee Rider (as defined below), no assurance can be given if, or when, NIGC approval of the Management Agreement will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Narragansett Contract.

         Tribal/State Compact

         In August 1994, a Tribal/State Compact (the "Compact") was entered into between the Narragansett Tribe and Governor Bruce Sundlan of Rhode Island. In November of 1994, a lawsuit was filed by Rhode Island Attorney General Pine (the "Pine Case") seeking to void the Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State Legislative approval. In 1995, Rhode Island's new Governor, Governor Almond, joined with Attorney General in the Pine Case.

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

         The Chafee Rider

         In September 1996, Federal legislation was passed as a non-relevant rider introduced by U.S. Senator John Chafee of Rhode Island (the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility was planned) for exclusion from the benefits of IGRA. The Chafee Rider was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of ranking members of the Senate Indian Affairs Committee.

         In February 1997, as a result of the NIGC's decision to decline further review of the Management Agreement and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the "District Court") naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court that, among other things, would declare the Chafee Rider unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, along with an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgement in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgement. An appeal was filed by the Narragansett Tribe in the United States Court of Appeals for the District of Columbia. On October 27, 1998 the Court of Appeals affirmed the District Court's decision.

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

         As a result of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, and other factors, there can be no assurance that any legislative, judicial or administrative efforts will be successful.

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

         Other Matters

         In connection with the Narragansett Tribe's efforts to seek statewide voter approval of a gaming facility to be located in Providence, Rhode Island in the November 1998 general election, the Company had retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") to act as its exclusive financial advisor with respect to the review and analysis of financial and structural alternatives available to the Company. As part of such engagement, the Company agreed to issue warrants to DLJ to purchase five (5%) percent of the Company's issued and outstanding common stock on a fully diluted basis, to be exercisable only if the Narragansett Tribe succeeded in winning voter approval for a Narragansett gaming facility. In light of the fact that a voter referendum did not occur in November 1998, and the uncertainty surrounding any future voter referendum, the Company has not issued such warrants.

         The Company has continued funding the on-going development costs of the Narragansett development project, which at September 30, 1998, has totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At September 30, 1998, approximately $9.3 million in development costs (of the $11.5 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

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

         For purposes of this discussion, the term "Net NOLs" means the amount of NOLs of the particular taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Tax Code ss. 108 and Tax Code ss. 382(1)(5), assuming that Tax Code ss. 382(1)(5) applies, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384. See "Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under the Chapter 11 Reorganization". After taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies as described in more detail in this section "Net Operating Loss Carryforwards", management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1998 are approximately $35,000,000, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards".

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

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $81,000 and $45,000 for the three-month periods ended September 30, 1998 and 1997 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income [Loss] Before Income Tax for the Company.

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

         Principal covenants include, among others, maintenance of coverage ratio, and limitations on dividends and other restricted payments and investments, payment restrictions affecting Subsidiaries, transactions with Affiliates (as defined in the Amended Indenture), consolidations, mergers and sales of assets, incurrences of additional Indebtedness (as defined in the Amended Indenture) and Disqualified Capital Stock (as defined in the Amended Indenture), liens, as well as on lines of business and certain transactions which must be authorized by the Advisory Committee (as defined in the Amended Indenture).

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

        As per the terms of the Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and an interest payment of $1,386,000 on May 15, 1998. The Company is scheduled to make a $1,386,000 interest payment on November 15, 1998.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $546,000 and $541,000 (including accrued interest) as of September 30, 1998 and June 30, 1998, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes. However, the ultimate utilization of the Restricted Funds is at present undetermined due to the discussions referenced in the preceding Note [7] and are therefore classified as non-current.

[9]       MUCKLESHOOT SETTLEMENT

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

         The Company recorded Other Income of $3.3 million, less the $200,000 receivable balance from the Muckleshoot Casino, due as of June 30, 1998, and wrote-off the unamortized balance of the deferred asset, Investment in Muckleshoot Agreement as of July 20, 1998 of approximately $815,000 for an other income net gain to the Company of approximately $2,285,000 for the three months ended September 30, 1998. Additionally, on the settlement date the Company recorded a receivable balance of $2.3 million. The total receivable due the Company on the Muckleshoot Settlement as of September 30, 1998 is $2,108,000.

[10]     PUEBLO OF LAGUNA DEFERRED CHARGES

         All expenditures incurred by the Company for the establishment and development of the proposed Pueblo of Laguna Casino Project, as defined in the management and development agreement, other than those costs which generally would be classified as Company administrative costs, have been capitalized as a deferred asset (the "Laguna Loan Balances"). Additionally, commencing October 1, 1998, all Company administrative expenditures relating to the Pueblo of Laguna Casion Project will also be capitalized as a deferred asset. Upon the commencement of gaming operations at the Pueblo of Laguna Casino, the total deferred asset balance will be segregated into (i) a loan payable to the Company (the sum of the total Laguna Loan Balances), payable in monthly installments over an anticipated seven year period with annual interest accruing at the Prime Lending Rate plus 100 basis points (currently 9.00%), and (ii) the sum of the general and administrative, non-Laguna Loan Balances, will remain a deferred asset which will be amortized over the seven year period of the Pueblo of Laguna management and development agreement. As of September 30, 1998, the deferred asset for Laguna Loan Balances totalled $255,000. Due to uncertainties associated with the exact date of the commencement of gaming operations at the proposed Pueblo of Laguna Casino, all such deferred charges will be classified as non-current.

[11]     NEW AUTHORITATIVE PRONOUNCEMENTS

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

PART I., Item 2.

                      CAPITAL GAMING INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 1998 and June 30, 1998 and for the three months ended September 30, 1998 and 1997 contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal years ended June 30, 1998 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of September 30, 1998 and June 30, 1998 (audited) and results of operations for the three months ended September 30, 1998 and 1997 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the three months ended September 30, 1998, the Company had a net increase in cash and cash equivalents of $2,211,000, of which $235,000 was provided by Company operating activities, and $1,976,000 was provided by Company investing activities.

         Operating Activities: Cash flows from operating activities for the three months ended September 30, 1998 were provided by (i) Native American casino management fees of approximately

$1,804,000, and (ii) interest income of approximately $134,000. Signifcant operating activity balances required to reconcile the Company's GAAP accrual net income of $1,604,000 for the three months ended September 30, 1998 to net cash flows used in operating activities include (i) depreciation and amortization of $577,000, (ii) a decrease in interest receivable of $8,000, (iii) a decrease in Native American management fees and expenses receivable of $29,000, (iv) the write-off of $815,000 of deferred investment in Muckleshoot contract costs (see note [9] to the unaudited financial statements contained herein), (v) an increase in accrued interest payable of $694,000 and (vi) an increase of $81,000 for state income taxes payable. The increase in accrued interest payable of $694,000 is due to three additional months of accrued interest on the New Senior Secured Notes as of September 30, 1998 as compared to as of June 30, 1997.

         Significant operating activity cash outflows required to reconcile the Company's GAAP, accrual net income to net cash flows used in operating activities include (i) the Muckleshoot litigation settlement of $3.3 million recorded in the first quarter of fiscal year 1999 (See note [9] to the unaudited financial statements contained herein), (ii) an increase in prepaids and other current assets of $9,000 during the quarter ended September 30, 1998, and (iii) a decrease in accounts payable and accrued expenses of $264,000. The decrease in accounts payable and accrued expenses of $264,000 as of September 30, 1998 as compared to June 30, 1998 is primarily due to the deferring of certain Pueblo of Laguna expenditures (see note [10] to the unaudited consolidated financial statements contained herein), and greater payable balances accrued and unpaid as of June 30, 1998.

         Investing Activities: For the quarter ended September 30, 1998, the Company provided $1,976,000 in net cash inflows from investing activities. Cash flows from investing activities were provided by (i) $1,044,000 in repayment of Native American loans/advances, (ii) increased by $1,192 for payments received on the Muckleshoot Settlement Agreement (See note [9] to the unaudited consolidated financial statements contained herein), (iii) decreased by $255,000 in deferred Pueblo of Laguna charges (see note [10] to the unaudited consolidated financial statements contained herein), and (iv) decreased by $5,000 for an increase in restricted funds.

         Financing Activities: The Company did not have any financing activities for the three month period ended September 30, 1998.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees, the receipt of debt service payments on the Native American loans receivable and installment payments received from the Muckleshoot settlement. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Tonto Apache Casino loan in April 2000, and as of September 30, 1998, the Muckleshoot Casino does not have a development loan balance payable to the Company. In the event conditions arise, for whatever reasons, that cause a reduction or elimination of existing cash reserves and sources of cash, the Company may not be able to continue operations or service its debt.

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

         The Company currently anticipates using a portion of its cash on-hand to finance certain aspects of the new Pueblo of Laguna Casino Project which is anticipated to open in the Spring of 1999. Company funds utilized for the Laguna Project will be repaid by the Pueblo of Laguna Casino Project over an anticipated seven year period commencing tentatively in the Spring of 1999.

         Debt

         At September 30, 1998 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. See Part II. Item 3 - Default under the Amended Indenture for additional information regarding the New Senior Secured Notes.

         Capital Requirements

         The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, and the proposed Pueblo of Laguna Casino Project pursuant to the related management agreement subject to NIGC approval. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Pueblo of Laguna Project, and cash and cash equivalents on hand at September 30, 1998 of $6,709,000 will provide the Company with its only sources of cash for the approximately one and one-half years remaining on the Company's two existing operating management contracts, and the seven years on the proposed Pueblo of Laguna Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Narragansett and Laguna projects) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, excluding the proposed Pueblo of Laguna Casino anticipated to open in Spring 1999, and to fund the construction costs of the Narragansett project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and current expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.

         Restricted Funds

         Restricted funds as of September 30, 1998 consist of approximately $546,000 held by the Indenture Trustee as Cash Collateral pursuant to the Plan and the Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes. However, the ultimate utilization of the Restricted Funds is at present undetermined due to the discussions referenced in Note [7] to the unaudited Consolidated Financial Statements contained herein, and are therefore classified as non-current.

         Year 2000 Computer Software Compliance

         The Company relies on computer hardware, software and related technology in the course of its operations, and such technology is utilized by the Company and its managed casinos for their delivery of products and services. The Company has preliminarily reviewed its computer systems as well as those of its managed casino operations for compliance with the potential hazards of the year 2000 computer conversion. Based on this preliminary review, it appears the Company and its managed casino operations will be in compliance with year 2000 protocols prior to the end of the millennium, and that modifications, software or computer hardware upgrades, or any other procedures required to comply with year 2000 protocols, should primarily be handled by the software and computer system vendors and/or manufacturers, and that expected costs to the Company are currently expected to be immaterial.

         Default Under the Amended Indenture

         The Amended Indenture contemplates that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). To date, the Advisory Committee has not been formed, substantially due to the fact that the Company has been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

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

         The Indenture Trustee, and the holders of a majority in principal amount of the New Senior Secured Notes and the Company have had good faith negotiations to resolve the various Events of Default under the Amended Indenture and all parties have reached agreement in principle as to a Second Amended and Restated Indenture which would resolve any Events of Default. On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order approving modifications of the Plan of Reorganization with the Bankruptcy Court (the "Motion"). The Motion provides, in pertinent part, (i) that the Amended Indenture will be revised to eliminate the Advisory Committee,
(ii) that certain majority holders will elect to hold their equity distributions in a voting trust with the Company's new Chairman, Charles B. Brewer, acting as voting trustee, (iii) for the amendment of the Company's Articles of Incorporation and By-laws to provide for two classes of Common Stock (Common Stock and Class A Common Stock), identical in all respects except that Class A Common Stock will have the right to elect a controlling number of Board members and will be distributed to the holders of Old Senior Secured Notes on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), and
(iv) that the Amended Indenture will be revised with respect to the mechanisms by which Excess Cash (as defined in the Amended Indenture) is deposited in the cash collateral account held by the Indenture Trustee. A hearing on the Motion has been set for November 16, 1998. Once implemented, the revisions to the Amended Indenture will definitively cure any alleged Events of Default. The Amended Indenture Trustee, the majority noteholder and the Company believe it is reasonably probable that the Events of Default will be cured on or before December 31, 1998.

Results of Operations

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

Three Month Period Ended September 30, 1998 as Compared to the Three Month Period Ended September 30, 1997

         Revenues

         The following table outlines the Company's revenues for the three months ended September 1998 and 1997:

                     3 Months       3 Months
                      Ended          Ended
                     09/30/98       09/30/97       Inc. (Dec.)     % Change
                     --------       --------       -----------     --------
  Umatilla           $1,257         $1,365          $(108)           -7.9%
  Muckleshoot             0            540           (540)         -100.0%
  Tonto Apache          717            740            (23)           -3.1%
                     ------         ------          ------         -------
                     $1,974         $2,645          $(671)          -25.4%
                     ======         ======          ======         =======


         Revenues declined $671,000, or 25.4%, declining from $2.6 million to $2.0 million for the three month period ended September 30, 1998 as compared to the year quarter. This decrease in revenues is primarily due to (i) the termination of the Muckleshoot management agreement as explained in Note [9] to the unaudited consolidated financial statements contained herein, and (ii) a $108,000, or 7.9% decrease in management fees from the Umatilla Casino, due to increased table game competition resulting from the June 1998 opening of the Legends Casino in Yakima, Washington, located within 200 miles of the Umatilla Casino.

         Costs and Expenses

         Salaries and wages increased to $763,000 from $440,000, a $323,000 or 73.4% increase in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998. This increase in salaries, wages and related expenses is primarily attributable to (i) salary increases for officers and staff, and (ii) certain one-time payments paid to retiring/terminated employees in the first quarter of fiscal 1999.

         Company development costs declined $56,000 or 17.2% for the three months ended September 30, 1998 as compared to the year earlier quarter. This nominal decline is due to reduced legal fees being incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position towards an approved Compact.

         Professional fees increased to $321,000 from $194,000, a 65.5% or $127,000 increase in the first quarter of fiscal 1999 as compared to the year earlier quarter. This increase in legal fees is attributable to the collective sum of several non-recurring or above average professional fees incurred during the three months ended September 30, 1998. These increased professional fees include (i) legal fees associated with the Pueblo of Laguna Management Agreement, (ii) environmental studies and other professional fees expensed by the Company associated with establishing the Pueblo of Laguna Casino, (iii) professional fees relating to the Narragansett Indian Tribes attempt to obtain an approved Compact, (iv) legal fees associated with the Muckleshoot Settlement which was finalized in July 1998, (v) investment banking fees related to the retention of Donaldson, Lufkin & Jenrette Securities Corp., related to capital raising issues associated with the Narragansett Casino project and (vi) increased public relations expenses for the Company's managed casinos.

         General and administrative expenses declined $210,000 or 62.5% to $126,000 for the three months ended September 30, 1998. This decline is attributable to the streamlining of the Company's operations and general expense reductions in the first quarter of fiscal 1999.

         The decline in depreciation and amortization of $183,000 or 24.1% is primarily attributable to the write-off of the Muckleshoot deferred charges on July 20, 1998 (see footnote [9] to the unaudited consolidated financial statements contained herein), resulting in less amortization expenses in the first quarter of fiscal 1999.

         Other Income and Expenses

         The other income line item, Muckleshoot Settlement - Net, for $2,285,000, represents the net gain to the Company for the three months ended September 30, 1998 for the Muckleshoot settlement (see note [9] to the Company's unaudited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the Company as of June 30, 1998, less the unamortized balance of the deferred asset - Investment in Muckleshoot Agreement, of approximately $815,000 which was written-off on July 20, 1998.

         Interest income declined $110,000 or 44.9% from $245,000 for the three months ended September 30, 1998. This decline is the collective result of three factors, (i) a decline in interest rates from the first quarter of fiscal 1998 to 1999 which lowered interest income, (ii) an increase in average idle interest bearing cash and cash equivalents outstanding in the first quarter of fiscal 1999 which increased interest income, and (iii) lesser interest income from the Native American loans due the Company in the first quarter of fiscal 1999 as compared to the year earlier quarter due to the scheduled monthly amortization of theses loans during the year, which lowered interest income.

         Interest expense was relatively unchanged for the three months ended September 30, 1998 as compared to the year earlier quarter, as the only interest expense bearing instrument of the Company during both quarters was the new Senior Secured Notes with a principal balance of $23.1 million and an interest rate of 12.0% that have both remained unchanged.

         Other income of $40,000 recorded in the first quarter of fiscal 1999 represents the receipt by the Company of a settlement payment on a gain contingency settled during the quarter.

         Income Taxes

         Income taxes increased $36,000 or 80%, increasing from $45,000 to $81,000 during the three months ended September 30, 1998 as compared to the year earlier quarter. This increase is due to greater balances being accrued in fiscal 1999 as compared to fiscal 1998 for state income taxes payable for CGMI earnings in the state jurisdictions in which CGMI operates.

PART I., Item 3.

         Quantitative and Qualitative Disclosures about Market Risks

         Not applicable.

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

      1. Republic Litigation

         Previously reported in Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

      2. Muckleshoot Litigation

         Previously reported in Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission. See Note [9] to the unaudited financial statements contained herein.

Reorganization of the Company

         See Note [3] to the unaudited financial statements contained herein and the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         There have been no changes in securities or the capital structure of the Company for the three months ended September 30, 1998. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

PART II., Item 3.

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

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended September 30, 1998.


PART II., Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-----------
27                         Financial Data Schedule

(b)      Reports on Form 8-K


              No reports on Form 8-K were filed subsequent to the Company's filing of Form 10-K for the fiscal year ended June 30, 1998 with the Securities and Exchange Commission.

Signature Page

                      CAPITAL GAMING INTERNATIONAL, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 13, 1998       By: /s/ Michael W. Borozzi
                                   ---------------------------------------------
                                   Michael W. Borozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: November 13, 1998       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and General Counsel and Secretary
                                   (Authorized Representative)


Dated: November 13, 1998       By: /s/ Bradley A. Denton
                                   ------------------------------------------
                                   Bradley A. Denton,  Vice President and
                                   Chief Financial Officer
                                   (Principal Accounting Officer)