Form 10-Q
period 1998-12-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1999-02-16
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                      or

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

         Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of December 31, 1998: 1,933,333 (consisting of 1,600,000 shares of Class A Common Stock and 333,333 shares of Common Stock)

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               December 31, 1998 and June 30, 1998 [Unaudited]                1

            Consolidated  Statements of Operations for the three months and six months ended December 31, 1998 and 1997
               [Unaudited]                                                    3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the six months ended December 31, 1998 [Unaudited]             4

            Consolidated Statements of Cash Flows for the six months
               ended December 31, 1998 and 1997 [Unaudited]                   5

            Notes to Consolidated Financial Statements [Unaudited]            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     18

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risks                                                             26

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                   27

Item 2.  Changes in Securities and Use of Proceeds                           29

Item 3.  Default Upon Senior Securities                                      29

Item 4.  Submission of Matters to a Vote of Securityholders                  31

Item 6.  Exhibits and Reports on Form 8-K                                    31

Signature Page                                                               32

PART I., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                   December 31, 1998         June 30, 1998
                                                                  ------------------         -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 6,394                $ 4,498
   Interest Receivable                                                       17                     29
   Native American Management Fees & Expenses Receivable                    388                    709
   Current Portion - Native American Loans Receivable                     1,666                  2,249
   Current Portion - Muckleshoot Settlement Receivable [Note 9]           1,150                     --
   Prepaid Expenses and Other Current Assets                                242                    232
                                                                        -------                -------
TOTAL CURRENT ASSETS                                                      9,857                  7,717
                                                                        -------                -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       19                     23
                                                                        -------                -------

EXCESS REORGANIZATION VALUE, Net [Note 3]                                 4,778                  5,767
                                                                        -------                -------

OTHER ASSETS:
   Restricted Funds [Note 8]                                                551                    541
   Native American Loans Receivable                                         589                  1,444
   Muckleshoot Settlement Receivable [Note 9]                               671                     --
   Investment In Native American Management
      Agreements, Net                                                       276                  1,229
   Deferred Charges [Note 10]                                               657                     --
                                                                        -------                -------

TOTAL OTHER ASSETS                                                        2,744                  3,214
                                                                        -------                -------

TOTAL ASSETS                                                            $17,398                $16,721
                                                                        =======                =======



             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                        December 31, 1998         June 30, 1998
                                                                       ------------------         -------------
                                                                          [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $    991                 $  1,233
    Accrued Interest                                                             292                      346
    State Income Taxes Payable                                                   187                      147
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                      1,470                    1,726
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                 22,800                   23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                             24,270                   24,826
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,933,333                                           400                      400
    Paid in Capital [Note 7]                                                     300                       --
    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                 (7,572)                  (8,505)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (6,872)                  (8,105)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 17,398                 $ 16,721
                                                                            ========                 ========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)

                                                    Three Months Ended   Six Months Ended   Three Months Ended    Six Months Ended
                                                     December 31, 1998   December 31, 1998   December 31, 1997    December 31, 1997
                                                    ------------------- ------------------- -------------------  ------------------
REVENUES:
    Native American Casino Management Fees             $    1,642          $     3,616          $   2,215             $     4,860
                                                       ----------          -----------          ---------             -----------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                         478                1,241                940                   1,380
    Native American Gaming Development Costs                    7                  276                328                     653
    Professional Fees                                         562                  882                397                     591
    General and Administrative                                116                  242                305                     641
    Depreciation and Amortization                             554                1,131                823                   1,583
    Reorganization Fees Paid to Management                     --                   --                482                     482
                                                       ----------          -----------          ---------             -----------
TOTAL COSTS AND EXPENSES                                    1,717                3,772              3,275                   5,330
                                                       ----------          -----------          ---------             -----------
INCOME [LOSS] FROM OPERATIONS                                 (75)                (156)            (1,060)                   (470)
                                                       ----------          -----------          ---------             -----------
OTHER INCOME [EXPENSE]:
    MUCKLESHOOT SETTLEMENT, NET [Note 9]                       --                2,285                 --                      --
    INTEREST INCOME                                           124                  258                206                     451
    INTEREST EXPENSE                                         (639)              (1,332)              (694)                 (1,382)
    OTHER INCOME                                               --                   40                 --                     --
                                                       ----------          -----------          ---------             -----------
TOTAL OTHER INCOME [EXPENSE]                                 (516)               1,251               (488)                   (931)
                                                       ----------          -----------          ---------             -----------
INCOME (LOSS] BEFORE INCOME TAX                              (591)               1,095             (1,548)                 (1,401)

PROVISION FOR INCOME TAX EXPENSE [Note 6]                      81                  162                (45)                    (90)
                                                       ----------          -----------          ---------             -----------
NET INCOME [LOSS]                                      $     (671)         $       933          $  (1,593)            $    (1,491)
                                                       ==========          ===========          =========             ===========

NET INCOME [LOSS] PER SHARE                            $    (0.35)         $       .48          $   (0.80)            $     (0.80)
                                                       ==========          ===========          =========             ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                  1,933,333            1,933,333          1,866,667               1,866,667
                                                       ==========          ===========          =========             ===========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1998                      1,866,667      $     400       $         0      $    (8,105)
    Stock Grants to Officers and
       Directors                                66,666             --                --               --

    Net Income for the Three Months
       Ended September 30, 1998                     --             --                --            1,604

    Net Loss for the Three Months
       Ended December 31, 1998                      --             --                --             (671)

    Treasury Bonds [Note 7]                         --             --               300               --
                                            ----------       --------        ----------       ----------

BALANCE - DECEMBER 31, 1998                  1,933,333      $     400       $       300      $    (6,872)
                                            ==========       ========        ==========       ==========




             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)

                                                                            Six Months Ended    Six Months Ended
                                                                            December 31, 1998   December 31, 1997
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income [Loss]                                                           $   933              $(1,491)
                                                                                -------               ------
    Adjustments to Reconcile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                           1,131                1,583

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                                12                   27
                  Management Fees and Expenses Receivable                           321                  107
                  Notes Receivable from Officers
                  Muckleshoot Settlement, Gross [Note 9]                         (3,300)                 250
                  Write-off of Deferred Charges [Note 9]                            815                   --
                  Prepaids and Other Current Assets                                 (10)                  93
                  Excess Reorganizational Value                                      --                 (426)
                  Restricted Funds                                                   --                  404
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                            (242)              (1,659)
                  Accrued Interest                                                  (54)                  95
                  State Income Taxes Payable                                         40                   --
                                                                                -------               ------

    Total Adjustments                                                            (1,287)                 474
                                                                                -------               ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          (354)              (1,017)
                                                                                -------               ------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                                1,438                 1,923
    Payments on Muckleshoot Settlement                                            1,479                   --
    Purchase of Furniture, Fixtures and Equipment                                    --                  (21)
    Deferred Charges [Note 10]                                                     (657)                  --
    Increase in Restricted Funds                                                    (10)                  --
                                                                                -------               ------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         2,250                1,902
                                                                                -------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   0                    0
                                                                                -------               ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         1,896                  885

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                  4,498                3,923
                                                                                -------               ------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                      $ 6,394               $4,808
                                                                                =======               ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                 $ 1,386               $1,286
       Income Taxes                                                             $   122               $    0

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During the six-month period ended December 31, 1998, the potential right to receive $300,000 in Senior Secured Notes held by a former officer were released and surrendered to the Company, thereby creating Treasury Bonds. These Treasury Bonds are owned by the Company and resulted in a decrease in Senior Secured Notes and an increase in Paid In Capital (see note [7] to the unaudited Consolidated Financial Statements contained herein).

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

         CGMI developed and currently manages and operates two Class III Native American gaming facilities located in separate jurisdictions as follows:

                  Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a casino to be located at the Casa Blanca exit on Interstate 40 on the tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and poker as well as restaurants, a gift shop and other amenities. The management and development agreement, which is subject to the approval of the National Indian Gaming Commission, provides that CGMI will receive a management fee of 30% of net profits (as defined in such agreement) over a term of seven (7) years from the official date of opening of the casino.

         CDGC has a management and development contract with the Narragansett Tribe for the development of a Class II and Class III gaming facility either on the Tribe's sovereign land near Charlestown, Rhode Island or elsewhere in Rhode Island as may be permitted by law.

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of December 31, 1998, the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 1998 and 1997, and the Consolidated Statement of Cash Flows for the six-month period ended December 31, 1998 and 1997 are unaudited. The June 30, 1998 Balance Sheet data was derived from audited consolidated financial statements. These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1998, and the results of its operations and cash flows for the three-month and six-month periods ended December 31, 1998 and 1997. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

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

         The Company operated as a debtor-in-possession until March 19, 1997. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without approval of the Bankruptcy Court. On March 19, 1997 the Bankruptcy Court conducted a hearing regarding the confirmation of the Plan and entered an order confirming the Plan. As contemplated by the Plan, on May 28, 1997 (the "Effective Date"), the Company emerged from Chapter 11. The Plan was further modified by the Bankruptcy Court on November 16, 1998 upon the Joint Motion of the Company and U.S. Bank Trust National Association as Indenture Trustee ("Indenture Trustee") with respect to the Company's Second Amended and Restated Indenture effective as of December 4, 1998 ("Second Amended Indenture").

         Plan of Reorganization

         The Plan provides for the continuation of the Company. Under the Plan, on the Effective Date the outstanding common stock of the Company (the "Old Common Stock") and the Old Options (as hereinafter defined) were cancelled and the Company, as reorganized, issued 2,000,000 shares of its new common stock, no par value of which 20% is designated "New Common Stock" and 80% is designated "Class A Common Stock," some of which is being held by the transfer agent subject to distribution under the Plan. The New Common Stock and Class A Common Stock are being distributed pursuant to the terms of the Plan. The holders of the Class A Common Stock have the right to elect up to four members of the Board, with weighted voting rights for the Class A Director(s) if the holders of the Class A Common Stock elect fewer than four directors. Except for such additional rights of holders of the Class A Common Stock, the New Common Stock and Class A Common Stock share identical rights.

         The Plan provides generally that creditors of the Company are to receive distributions as follows: (i) holders of Old Senior Secured Notes receive in the aggregate (A) on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), their Pro Rata Share (as defined in the Plan of Reorganization) of the Company's 12% Senior Secured Notes due 2001 (the "New Senior Secured Notes") having a principal face amount of $21.45 million and 1,225,000 shares of the Class A Common Stock, and (B) on account of their unsecured Deficiency Claims (as defined in the Plan) totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims except that they shall receive Class A Common Stock in lieu of New Common Stock (see subparagraph (iii) below); (ii) holders of Secured Claims (as defined in the
Plan) that are not Claims (as defined in the Plan) arising out of Old Senior Secured Notes receive, at the option of the Company: (X) such treatment as will leave such holder unimpaired; (Y) payment in full, in cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of
(A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions (as defined in the Plan of Reorganization) recovered pursuant to the Plan of Reorganization; and $1,100,000 in New Senior Secured Notes. With respect to Class 4 Claims (as defined in the Plan), the Indenture Trustee could receive no more than 375,000 shares of New Common Stock and $550,000 in New Senior Secured Notes on account of its allowed Class 4 Claim, and any shares the Amended Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Senior Secured Notes is required to be distributed pro rata to all other holders of Allowed Class 4 Claims. See "Business - Debt After Reorganization" for a description of the New Senior Secured Notes and "Business - Capital Structure" for a description of the Company's current capital structure.

         Holders of the Old Common Stock received their pro rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock (collectively, the "Old Options") were cancelled and holders of such Old Options received no distributions of property on account thereof.

         The Plan provides for the discharge of all claims against the Company and/or the release of the Company, its officers and employees, its wholly-owned subsidiaries and their respective present and former directors, the Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan is the release by the Indenture Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided for under the Plan of Reorganization.

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

         Ongoing Project Development

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum. As a result of the Chafee Rider, the Narragansett Tribe had focused its efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island and has now focused such efforts on seeking voter approval of a gaming facility to be located in West Warwick, Rhode Island. The earliest date upon which any such referendum could be held is November 2000. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the bill provides that the host city or town must also approve any such referendum question prior to its being placed on the ballot. There can be no assurance that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

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

         The Company has continued funding the on-going development costs of the Narragansett development project, which at December 31, 1998, has totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At December 31, 1998, approximately $9.7 million in development costs (of the $11.5 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

         New England is already home to several full scale casinos, including the Foxwoods Casino operated by the Mashantucket Pequot Tribe and the Mohegan Sun Casino operated by the Mohegan Tribe, which opened in October 1996. Both of these casinos are in Connecticut. It is possible that other casinos and forms of allowed gaming will be established in other parts of New England, including Massachusetts and New Hampshire. Because of the market size, the establishment of existing and such other casinos and/or gaming could have an adverse impact on the Narragansett casino's gross revenues and, in turn, on the income generated by CDGC under the Narragansett Contract.

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

         Under the Plan of Reorganization, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was cancelled. Generally, Tax Code ss. 108 provides that a debtor whose indebtedness is cancelled must include the amount of cancelled indebtedness in gross income to the extent the indebtedness cancelled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code ss. 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the excess amount cancelled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that approximately $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness of the Company pursuant to the Plan.

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

         If the Company is subject to the Section 382 Limitation as a result of the consummation of the Plan, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, for example, if the value of the equity of the Company as of the Effective Date of the Plan was $400,000, the Company could only use approximately $23,000 of its NOLs each year until they expire. Although a 50% ownership change was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Plan of Reorganization, an exception under Tax Code ss. 382(1)(5) is believed by management to have applied as described as follows. Tax Code ss. 382(1)(5) provides that the Section 382 Limitation will not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case, and
(2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness. Indebtedness of creditors qualifies as "old and cold" if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter
11 case, or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt. These requirements will not apply, however, and thus a loss corporation generally may treat the debt as meeting the holding period requirement, unless (i) the creditor becomes a 5-percent shareholder of the loss corporation (directly or indirectly) immediately after the ownership change, or (ii) such creditor's participation in the formation of the reorganization plan makes it evident to the debtor that the creditor has not owned the debt in question for the required period.

         In an attempt to determine the extent to which the indebtedness of creditors who received stock pursuant to the Plan qualifies as "old and cold", the Company has obtained corroborative evidence as to the status of certain creditors including written confirmation of the status of certain creditors who are receiving Class A Common Stock. As a result, Management of the Company believes that sufficient indebtedness of creditors will qualify as "old and cold" under Tax Code ss. 382(1)(5) so that Tax Code ss. 382(1)(5) will apply to this ownership change. No assurances, however, can be given that corroborative documentation obtained by the Company will ultimately sustain such analysis if challenged.

         Under ss. 382(1)(5), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the Company must nevertheless be reduced to the extent of the amount of interest accrued with respect to such cancelled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date). The Company's management estimates that this Tax Code ss. 382(1)(5) adjustment to the Company's Gross NOLs is approximately $32,000,000. $35,214,000 of this amount is duplicated as a reduction under Tax Code Section 108, so that if the Company is under Tax Code ss. 382(1)(5) the reduction to NOLs under Tax Code ss. 108 would amount to $54,700,000 rather than $82,000,000. See "Cancellation of Debt Income Under Tax Code Section 108" in this Section.

         After taking into account the reductions and related adjustments to the Gross NOLs under Tax Code ss. 108 and Tax Code ss. 382, assuming that Tax Code ss. 382(1)(5) applies, management of the Company believes that the Net NOLs of the Company and its Subsidiaries as of June 30, 1998 are approximately $35,214,000, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code ss. 269 and 384, which are described below in this section.

         If Tax Code ss. 382(1)(5) applies to the Company, and a future ownership change under Tax Code ss. 382 is triggered within two (2) years after the ownership change generated pursuant to the Plan, the Company would not be allowed to use any of its NOLs incurred as of that first ownership change. It is therefore important for the Company to monitor further transfers of New Common Stock by its 5-percent shareholders and further issuances or redemptions of Company common stock. Because Tax Code ss. 382 tests whether a 50 percentage point ownership change has occurred over a three-year testing period, the Company's capacity to issue more common stock during the three years subsequent to the Effective Date will be curtailed.

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $81,000 and $162,000 for the three-month and six-month periods ended December 31, 1998 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income [Loss] Before Income Tax for the Company.

[7]      NEW SENIOR SECURED NOTES

         Debt After Reorganization

         New Senior Secured Notes. Pursuant to the Plan, the holders of the Old Senior Secured Notes, along with certain unsecured creditors and key members of management, were entitled to receive New Senior Secured Notes having an aggregate principal amount of $23.1 million. The Company holds $300,000 of the New Senior Secured Notes in treasury. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Company's Second Amended and Restated Indenture effective as of December 4, 1998 ("Second Amended Indenture") includes certain restrictive covenants. (See "Description of Second Amended Indenture".) The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date. The New Senior Secured Notes mature in May 2001. Required principal payments are as follows:

                  May 28, 2000       $  4,620,000
                  May 28, 2001         18,480,000

         Additionally, the Company has been making required semi-annual interest payments of approximately $1,386,000 since November 15, 1997 and is obligated to make such interest payments semi-annually until May 2001.

         Description of Second Amended Indenture. The Second Amended Indenture governs the terms of the New Senior Secured Notes. The New Senior Secured Notes are unconditionally guaranteed pursuant to a Guaranty (the "Guaranty") as to principal, premium, if any, and interest, on a senior basis, jointly and severally by all existing and future Subsidiaries (other than CDGC and its subsidiaries) of the Company (the "Guarantors"). The New Senior Secured Notes are secured by a lien on substantially all of the assets of the Company and all existing and future Guarantors. Under certain circumstances, the Collateral (as defined in the Second Amended Indenture) may be released from the lien created by the Second Amended Indenture and, under other circumstances, additional liens may be granted on the Collateral.

         The Company is required to offer to purchase New Senior Secured Notes with the proceeds from asset sales which are deposited in a segregated net cash proceeds account within 365 days after the date of such asset sale, together with accrued interest to the date of repurchase. The New Senior Secured Notes and the Guaranty rank pari passu with all existing and future senior indebtedness of the Company and the Guarantors, respectively, and senior in right of payment to all subordinated indebtedness of the Company and the Guarantors, respectively.

         Principal covenants include, among others, limitations on dividends and other restricted payments and investments, payment restrictions affecting Subsidiaries, transactions with Affiliates (as defined in the Second Amended Indenture), consolidations, mergers and sales of assets, incurrences of additional Indebtedness (as defined in the Second Amended Indenture) and Disqualified Capital Stock (as defined in the Second Amended Indenture), liens, as well as on lines of business which the Company may engage in.

         The Company and the Guarantors have covenanted to file under certain circumstances, upon request from the Holders of the New Senior Secured Notes or the Holders of the New Common Stock, a registration statement under the Securities Act of 1933 with respect to the New Senior Secured Notes and the New Common Stock. See "Default under the First Amended Indenture."

         The Company and the Guarantors also have agreed to use their best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission (the "SEC") within 180 days following such notice.

         Default Under First Amended Indenture

         The Company's First Amended and Restated Indenture, dated as of March 27, 1997 (the "First Amended Indenture") contemplated that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the First Amended Indenture). However, the Advisory Committee never formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the First Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrence of possible events of default ("Events of Default") under the First Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the First Amended Indenture). In light of good faith negotiations between the Indenture Trustee, the holders of a majority in principal amount of the New Senior Secured Notes and the Company to amend the First Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee had been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear from taking any action, and in fact took no action, to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the First Amended Indenture. As discussed herein, all defaults existing under the First Amended Indenture were waived on December 4, 1998, the effective date of the Second Amended Indenture.

         Court Approval of Modification of Plan and Second Amended Indenture

         On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order Approving Modifications to the Plan with the Bankruptcy Court (the "Joint Motion").

         On November 16, 1998 the Bankruptcy Court ordered the approval of the proposed modifications to the Plan as set forth in the Joint Motion, including, without limitation: (i) the Second Amended Indenture; (ii) the Second Amended and Restated Certificate of Incorporation (the "Second Amended Certificate"); and (iii) the composition of the Company's Board of Directors to consist of the following individuals: (a) Michael W. Barozzi (Common Director); (b) William S. Papazian (Common Director); (c) Col. Clinton L. Pagano (Common Director); and
(d) Charles B. Brewer (Class A Director).

         As detailed in the Joint Motion, the principal changes to the Second Amended Indenture are:

         (i) elimination of the Advisory Committee (as defined in the Second Amended Indenture);

         (ii) modification of the provisions relating to Excess Cash (as defined in the Second Amended Indenture);

         (iii) changing the date of the sinking fund payment due 2000 from May 28, 2000 to May 15, 2000; and

         (iv) changing the final maturity date from May 28, 2001 to May 15, 2001.

         As also detailed in the Joint Motion, the principal changes to the Second Amended Certificate include the creation of a new class of common stock, Class A Common Stock, and the right of Holders of Class A Common Stock to elect up to four members of the Board, with weighted voting rights for the Class A Director(s) if the holders of the Class A Common Stock elect fewer than four directors. Except for such additional rights of holders of the Class A Common Stock, the New Common Stock and Class A Common Stock share identical rights.

         The modifications to the Plan do not affect the economic interests of any creditor receiving distributions under the Plan, and only impact the non-economic rights and interests of the holders of the Old Secured Notes. As detailed in the Joint Motion, the Plan is modified to provide that (i) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Secured Claim; and (ii) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Unsecured Claims. These modifications to the Plan will not affect the aggregate number of shares of common stock outstanding: the Class A Common Stock will represent 80 percent of the Company's outstanding voting securities and the New Common Stock will represent 20 percent of the outstanding voting securities. Only holders of the Class A Common Stock, however, will have the right to elect the Class A Directors.

         The Plan is also modified to eliminate the right of the Noteholder Steering Commitee to designate members of the Board of Directors.

         The Court also ordered that the Indenture Trustee fix December 7, 1998 as the record date for distribution of the New Secured Notes, Class A Common Stock and other property to the holders of the Old Secured Notes. In compliance with the Court's Order, the Indenture Trustee has begun making distributions to the holders of the Old Secured Notes and to the general unsecured creditors.

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998 and September 30, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

         On December 4, 1998 the Second Amended Certificate was filed with, and deemed effective by, the Secretary of State of New Jersey.

         On December 11, 1998, the Second Amended Indenture was executed by the parties thereto, with an effective date of December 4, 1998.

         Also as of December 4, 1998, Holders entitled to receive a majority of the New Secured Notes waived all defaults existing under the First Amended and Restated Indenture on December 4, 1998.

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998, and an interest payment of $1,386,000 on November 15, 1998. The Company is scheduled to make a $1,386,000 interest payment on May 15, 1999.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $551,000 and $541,000 (including accrued interest) as of December 31, 1998 and June 30, 1998, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Plan) pursuant to the Plan and the Second Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes.

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

         The Company recorded Other Income of $3.3 million, less the $200,000 receivable balance from the Muckleshoot Casino, due as of June 30, 1998, and wrote-off the unamortized balance of the deferred asset, Investment in Muckleshoot Agreement as of July 20, 1998 of approximately $815,000 for an other income net gain to the Company of approximately $2,285,000 for the six month period ended December 31, 1998. Additionally, on the settlement date the Company recorded a receivable balance of $2.3 million. The total receivable due the Company on the Muckleshoot Settlement as of December 31, 1998 is $1,821,000.

[10]     PUEBLO OF LAGUNA DEFERRED CHARGES

         All expenditures incurred by the Company for the establishment and development of the proposed Pueblo of Laguna Casino Project, as defined in the management and development agreement, other than those costs which generally would be classified as Company administrative costs, have been capitalized as a deferred asset (the "Laguna Loan Balances"). Additionally, commencing October 1, 1998, all Company administrative expenditures relating to the Pueblo of Laguna Casino Project have also been capitalized as a deferred asset. Upon the commencement of gaming operations at the Pueblo of Laguna Casino, the total deferred asset balance will be segregated into (i) a loan payable to the Company (the sum of the total Laguna Loan Balances), payable in monthly installments over an anticipated five to seven year period with annual interest accruing at the Prime Lending Rate plus 100 basis points, and (ii) the sum of the general and administrative, non-Laguna Loan Balances, will remain a deferred asset which will be amortized over the seven year period of the Pueblo of Laguna management and development agreement. As of December 31, 1998, the deferred asset for Laguna Loan Balances totalled $542,000. Due to uncertainties associated with the exact date of the commencement of gaming operations at the proposed Pueblo of Laguna Casino, all such deferred charges will be classified as non-current.

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

         In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

PART I., Item 2.

                      CAPITAL GAMING INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of December 31, 1998 and June 30, 1998 (audited) and for the three-month and six-month periods ended December 31, 1998 and 1997 contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of December 31, 1998 and June 30, 1998 (audited) and results of operations for the three-month and six-month periods ended December 31, 1998 and 1997 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the six months ended December 31, 1998, the Company had a net increase in cash and cash equivalents of $1,896,000, of which $354,000 was used by Company operating activities, and $2,250,000 was provided by Company investing activities.

         Operating Activities: Cash flows from operating activities for the six months ended December 31, 1998 were provided by (i) Native American casino management fees of approximately

$3,738,000, and (ii) interest income of approximately $277,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $933,000 for the six months ended December 31, 1998 to net cash flows used in operating activities include (i) depreciation and amortization of $1,131,000, (ii) a decrease in interest receivable of $12,000, (iii) a decrease in Native American management fees and expenses receivable of $321,000, (iv) the write-off of $815,000 of deferred investment in Muckleshoot contract costs (see note [9] to the unaudited financial statements contained herein), (v) a decrease in accrued interest payable of $54,000 and (vi) an increase of $40,000 for state income taxes payable. The decrease in accrued interest payable of $54,000 is due primarily to the accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury (see note [7] to the unaudited financial statements contained herein) as of December 31, 1998 as compared to as of June 30, 1998.

         Significant operating activity cash outflows required to reconcile the Company's GAAP, accrual net income to net cash flows used in operating activities include (i) the Muckleshoot litigation settlement of $3.3 million recorded in the first quarter of fiscal year 1999 (See note [9] to the unaudited financial statements contained herein), (ii) an increase in prepaids and other current assets of $10,000 during the six-month period ended December 31, 1998, and (iii) a decrease in accounts payable and accrued expenses of $242,000. The decrease in accounts payable and accrued expenses of $242,000 as of December 31, 1998 as compared to June 30, 1998 is primarily due to the deferring of certain Pueblo of Laguna expenditures (see note [10] to the unaudited consolidated financial statements contained herein), and greater payable balances accrued and unpaid as of June 30, 1998.

         Investing Activities: For the six month period ended December 31, 1998, the Company provided $2,250,000 in net cash inflows from investing activities. Cash flows from investing activities were provided by (i) $1,438,000 in repayment of Native American loans/advances, (ii) increased by $1,479,000 for payments received on the Muckleshoot Settlement Agreement (See note [9] to the unaudited consolidated financial statements contained herein), (iii) decreased by $657,000 in deferred Pueblo of Laguna charges (see note [10] to the unaudited consolidated financial statements contained herein), and (iv) decreased by $10,000 for an increase in restricted funds.

         Financing Activities: The Company did not have any financing activities for the six month period ended December 31, 1998.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees, the receipt of debt service payments on the Native American loans receivable and installment payments received from the Muckleshoot settlement. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Tonto Apache Casino loan in April 2000, and as of December 31, 1998, the Muckleshoot Casino does not have a development loan balance payable to the Company. In the event conditions arise, for whatever reasons, that cause a reduction or elimination of existing cash reserves and sources of cash, the Company may not be able to continue operations or service its debt.

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage an interim casino to be located at the Casa Blanca exit on Interstate 40 on the Tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Casa Blanca Project"). The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and poker as well as restaurants, a gift shop and other amenities. The management and development agreement, which is subject to the approval of the National Indian Gaming Commission, provides that CGMI will receive a management fee of 30% of net profits (as defined) over a term of seven (7) years from the official date of opening of the casino.

         The Company currently anticipates using up to $1.3 million of its cash on-hand to finance certain aspects of the new Pueblo of Laguna Casino Project which is anticipated to open in the Spring of 1999. Company funds utilized for the Laguna Project will be repaid by the Pueblo of Laguna Casino Project over an anticipated five to seven year period commencing tentatively in the Spring of 1999.

         In December 1998 the Pueblo of Laguna announced plans to develop a larger, second casino within the next 18 to 36 months to be located on Interstate 40 on the Tribe's sovereign reservation lands approximately 7 miles west of Albuquerque, New Mexico. There can be no assurances as to what effect this increased competition will have on the projected revenues, profits and management fees derived from the Company's proposed Casa Blanca Project, or the ability of the Pueblo of Laguna to repay any loans made by the Company to the tribe in connection with such Casa Blanca Project and the ability of the Company to attract third party project financing to construct such Casa Blanca Project in light of the increased competition. No third party financing commitments have been obtained for the Pueblo of Laguna project as of the date of this filing.

         Debt

         At December 31, 1998 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. The Company holds $300,000 of the New Senior Secured Notes in treasury.

         Capital Requirements

         The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, and the proposed Pueblo of Laguna Casino Project pursuant to the related management agreement subject to NIGC approval. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Pueblo of Laguna Project, and cash and cash equivalents on hand at December 31, 1998 of $6,394,000 will provide the Company with its only sources of cash for the approximately one and one-half years remaining on the Company's two existing operating management contracts, and the anticipated seven years on the proposed Pueblo of Laguna Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Narragansett and Laguna projects) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, including the proposed Pueblo of Laguna Casino anticipated to open in Spring 1999, and to fund the construction costs of the Narragansett project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital or project financing. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and current expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.

         Restricted Funds

         Restricted funds as of December 31, 1998 consist of approximately $551,000 held by the Indenture Trustee as Cash Collateral pursuant to the Plan and the Second Amended Indenture for the benefit of the New Senior Secured Noteholders for payment of the New Senior Secured Notes. The Company anticipates that some or all of the Restricted Funds held by the Indenture Trustee may be applied to interest payments due on the New Senior Secured Notes. However, the ultimate utilization of the Restricted Funds is at present undetermined due to the discussions referenced in Note [7] to the unaudited Consolidated Financial Statements contained herein, and are therefore classified as non-current.

         Year 2000 Computer Software Compliance

         The Company relies on computer hardware, software and related technology in the course of its operations, and such technology is utilized by the Company and its managed casinos for their delivery of products and services. The Company has preliminarily reviewed its computer systems as well as those of its managed casino operations for compliance with the potential hazards of the year 2000 computer conversion. Based on this preliminary review, it appears the Company and its managed casino operations will be in compliance with year 2000 protocols prior to the end of the millennium, and that modifications, software or computer hardware upgrades, or any other procedures required to comply with year 2000 protocols, will primarily be handled by the software and computer system vendors and/or manufacturers, and that expected costs to the Company are currently expected to be immaterial.

         Default Under First Amended Indenture

         The Company's First Amended and Restated Indenture, dated as of March 27, 1997 (the "First Amended Indenture") contemplated that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). However, the Advisory Committee never formed, substantially due to the fact that the Company has been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the First Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrence of possible events of default ("Events of Default") under the First Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of good faith negotiations between the Indenture Trustee, the holders of a majority in principal amount of the New Senior Secured Notes and the Company to amend the First Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee had been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear from taking any action, and in fact took no action, to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the First Amended Indenture. As discussed herein, all defaults existing under the First Amended Indenture were waived on December 4, 1998, the effective date of the Second Amended Indenture.

         Court Approval of Modification of Plan and Second Amended Indenture

         On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order Approving Modifications to the Plan with the Bankruptcy Court (the "Joint Motion").

         On November 16, 1998 the Bankruptcy Court ordered the approval of the proposed modifications to the Plan as set forth in the Joint Motion, including, without limitation: (i) the Second Amended Indenture; (ii) the Second Amended and Restated Certificate of Incorporation (the "Second Amended Certificate"); and (iii) the composition of the Company's Board of Directors to consist of the following individuals: (a) Michael W. Barozzi (Common Director); (b) William S. Papazian (Common Director); (c) Col. Clinton L. Pagano (Common Director); and
(d) Charles B. Brewer (Class A Director).

         As detailed in the Joint Motion, the principal changes to the Second Amended Indenture are:

         (i) elimination of the Advisory Committee (as defined in the Second Amended Indenture);

         (ii) modification of the provisions relating to Excess Cash (as defined in the Second Amended Indenture);

         (iii) changing the date of the sinking fund payment due 2000 from May 28, 2000 to May 15, 2000; and

         (iv) changing the final maturity date from May 28, 2001 to May 15, 2001.

         As also detailed in the Joint Motion, the principal changes to the Second Amended Certificate include the creation of a new class of common stock, Class A Common Stock, and the right of Holders of Class A Common Stock to elect up to four members of the Board, with weighted voting rights for the Class A Director(s) if the holders of the Class A Common Stock elect fewer than four directors. Except for such additional rights of holders of the Class A Common Stock, the New Common Stock and Class A Common Stock share identical rights.

         The modifications to the Plan do not affect the economic interests of any creditor receiving distributions under the Plan, and only impact the non-economic rights and interests of the holders of the Old Secured Notes. As detailed in the Joint Motion, the Plan is modified to provide that (i) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Secured Claim; and (ii) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Unsecured Claims. These modifications to the Plan will not affect the aggregate number of shares of common stock outstanding: the Class A Common Stock will represent 80 percent of the Company's outstanding voting securities and the New Common Stock will represent 20 percent of the outstanding voting securities. Only holders of the Class A Common Stock, however, will have the right to elect the Class A Directors.

         The Plan is also modified to eliminate the right of the Noteholder Steering Commitee to designate members of the Board of Directors.

         The Court also ordered that the Indenture Trustee fix December 7, 1998 as the record date for distribution of the New Secured Notes, Class A Common Stock and other property to the holders of the Old Secured Notes. In compliance with the Court's Order, the Indenture Trustee has begun making distributions to the holders of the Old Secured Notes and to the general unsecured creditors.

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998 and September 30, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

         On December 4, 1998 the Second Amended Certificate was filed with, and deemed effective by, the Secretary of State of New Jersey.

         On December 11, 1998, the Second Amended Indenture was executed by the parties thereto, with an effective date of December 4, 1998.

         Also as of December 4, 1998, Holders entitled to receive a majority of the New Secured Notes waived all defaults existing under the First Amended and Restated Indenture on December 4, 1998.

Results of Operations

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

Three Month Period Ended December 31, 1998 as Compared to the Three Month Period Ended December 31, 1997

         Revenues

         The following table outlines the Company's revenues for the three months ended December 31, 1998 and 1997:

                     3 Months        3 Months
                       Ended           Ended
                     12/31/98        12/31/97        Inc.(Dec.)        % Change
                    ---------        --------        ----------        --------
Umatilla              $1,146          $1,152          $  (6)             -0.5%
Muckleshoot                0             581           (581)           -100.0%
Tonto Apache             496             482             14               2.9%
                      ------          ------          -----             -----
                      $1,642          $2,215          $(573)            -25.9%
                      ======          ======          =====             =====

         Revenues declined $573,000, or 25.9% from $2.2 million to $1.6 million for the three-month period ended December 31, 1998 as compared to the year earlier quarter. This decrease in revenues is primarily due to the termination of the Muckleshoot management agreement as explained in Note [9] to the unaudited consolidated financial statements contained herein.

         Costs and Expenses

         Salaries and wages decreased to $478,000 from $940,000, a $462,000 or 49.1% decrease in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. This decrease in salaries, wages and related expenses is primarily attributable to (i) a reduction in highly compensated employees, and
(ii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees.

         Company development costs declined $321,000 or 97.9% from $328,000 for the three months ended December 31, 1998 as compared to the year earlier period. This decline is due to less legal fees being incurred in conjunction with the Narrangansett Indian Tribe's attempt to further their position towards an approved Compact.

         Professional fees increased to $562,000 from $397,000, a 41.6% or $165,000 increase in the second quarter of fiscal 1999 as compared to the year earlier period. This increase in legal fees is attributable to the collective sum of several non-recurring or above average professional fees incurred during the three months ended December 31, 1998. These increased professional fees include, (i) legal fees associated with the finalizing of the Second Amended Indenture,including the fees and expenses of the Indenture Trustee, (ii) legal fees, environmental studies and other professional fees incurred by the Company associated with establishing the Pueblo of Laguna Casino, and (iii) the increased use of consultants and public relations expenses for the Company's managed casinos.

         General and administrative expenses declined $189,000 or 62.0% to $116,000 for the three months ended December 31, 1998. This decline is attributable to the streamlining of the Company's operations and general expense reductions in the second quarter of fiscal 1999.

         The decline in depreciation and amortization of $269,000 or 32.7% to $554,000 is primarily attributable to the write-down of Excess Reorganization Costs in fiscal 1998 and the subsequent recalculated amortization of the remaining balance resulting in less amortization expenses in the second quarter of fiscal 1999.

         Reorganization Expenses for the three-month period ended December 31, 1997 consisted of the confirmation award paid to Management as contemplated in the Plan of Reorganization. Including the tax and interest payments, the confirmation award totalled approximately $482,000.

         Other Income and Expenses

         Interest income declined $82,000 or 39.8% from $206,000 for the three months ended December 31, 1998. This decline is the collective result of three factors, (i) a decline in interest rates from the second quarter of fiscal 1998 to 1999 which lowered interest income, (ii) an increase in average idle interest bearing cash and cash equivalents outstanding in the second quarter of fiscal 1999 which increased interest income, and (iii) lesser interest income from the Native American loans due the Company in the second quarter of fiscal 1999 as compared to the year earlier period due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan, and the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

         Interest expense decreased $55,000 or 7.9% from $694,000 for the second quarter of fiscal 1999 due to the accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 1998 and 1997 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

         Income taxes increased $36,000 or 80.0%, increasing from $45,000 to $81,000 during the three months ended December 31, 1998 as compared to the year earlier period. This increase is due to greater balances being accrued in fiscal 1999 as compared to fiscal 1998 for state income taxes payable for Company earnings from CGMI in the state jurisdictions in which CGMI operates.

Six Month Period Ended December 31, 1998 as Compared to the Six Month Period Ended December 31, 1997

         Revenues

         The following table outlines the Company's revenues for the six months ended December 31, 1998 and 1997:

                     6 Months        6 Months
                       Ended           Ended
                     12/31/98        12/31/97        Inc.(Dec.)        % Change
                    ---------        --------        ----------        --------
Umatilla              $2,404          $2,516          $  (112)            -4.5%
Muckleshoot                0           1,120           (1,120)          -100.0%
Tonto Apache           1,212           1,224              (12)            -1.0%
                      ------          ------            -----            -----
                      $3,616          $4,860          $(1,244)           -25.6%
                      ======          ======          =======            =====

         Revenues declined $1,244,000, or 25.6% from $4.9 million to $3.6 million for the six-month period ended December 31, 1998 as compared to the year earlier quarter. This decrease in revenues is primarily due to the termination of the Muckleshoot management agreement as explained in Note [9] to the unaudited consolidated financial statements contained herein.

         Costs and Expenses

         Salaries and wages decreased to $1,241,000 from $1,380,000, a $139,000 or 10.1% decrease in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998. This decrease in salaries, wages and related expenses is primarily attributable to (i) reduction in highly compensated employees, (ii) subsequent reduction in benefit payments due to the aforementioned retired employees, and (iii) increased by one-time payments paid to retiring employees in the first quarter of fiscal 1999.

         Company development costs declined $377,000 or 57.7% to $276,000 for the six months ended December 31, 1998 as compared to the year earlier period. This decline is due to less legal fees being incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position towards an approved Compact.

         Professional fees increased to $882,000 from $591,000, a 49.2% or $291,000 increase in the second quarter of fiscal 1999 as compared to the year earlier period. This increase in legal fees is attributable to the collective sum of several non-recurring or above average professional fees incurred during the six months ended December 31, 1998. These increased professional fees include (i) legal fees associated with the finalizing of the Second Amended Indenture,including the fees and expenses of the Indenture Trustee, (ii) legal fees, environmental studies and other professional fees incurred by the Company associated with establishing the Pueblo of Laguna Casino, (iii) increased use of consultants and public relations expenses for the Company's managed casinos,
(iv) professional fees relating to the Narragansett Indian Tribe's attempt to obtain an approved Compact, and (v) legal fees associated with the Muckleshoot Settlement which was finalized in July 1998.

         General and administrative expenses declined $399,000 or 62.2% to $242,000 for the six months ended December 31, 1998. This decline is attributable to the streamlining of the Company's operations and general expense reductions in the second quarter of fiscal 1999.

         The decline in depreciation and amortization of $452,000 or 28.6% to $1,131,000 is primarily attributable to (i) the write-off of the Muckleshoot deferred charges on July 20, 1998 (see footnote [9] to unaudited consolidated financial statements contained herein), and (ii) the write-down of Excess Reorganization Costs in fiscal 1998 and the subsequent recalculated amortization of the remaining balance resulting in less amortization expenses in the six-month period ended December 31, 1998.

         Reorganization Expenses for the six-month period ended December 31, 1997 consisted of the confirmation award paid to Management as contemplated in the Plan of Reorganization. Including the tax and interest payments, the confirmation award totalled approximately $482,000.

         Other Income and Expenses

         The other income line item, Muckleshoot Settlement - Net for $2,285,000, represents the net gain to the Company for the six months ended December 31, 1998, associated with the Muckleshoot settlement (see note [9] to the Company's unaudited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the Company as of June 30, 1998, less the unamortized balance of the deferred asset Investment in Muckleshoot Agreement, of approximately $815,000.

         Interest Income declined $193,000 or 42.8% from $451,000 for the six months ended December 31, 1998. This decline is the collective result of three factors (i) a decline in interest rates from the second quarter of fiscal 1998 to 1999 which lowered interest income, (ii) an increase in average idle interest bearing cash and cash equivalents outstanding in the second quarter of fiscal 1999 which increased interest income, and (iii) lesser interest income from the Native American loans due the Company in the second quarter of fiscal 1999 as compared to the year earlier period due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan, and the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

         Interest expense decreased $50,000 or 3.6% from $1,382,000 for the second quarter of fiscal 1999 due to the accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 1998 and 1997 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

         Other income of $40,000 recorded in the six-month period represents the receipt by the Company of a settlement payment on a gain contingency settled during the six-month period ended December 21, 1998.

         Income taxes increased $72,000 or 80.0%, increasing from $90,000 to $162,000 during the six months ended December 31, 1998 as compared to the year earlier period. This increase is due to greater balances being accrued in fiscal 1999 as compared to fiscal 1998 for state income taxes payable for Company earnings from CGMI in the state jurisdictions in which CGMI operates.

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

Reorganization of the Company

         See Note [3] to the unaudited Consolidated Financial Statements contained herein and the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         Except as disclosed in note [7] to the unaudited financial statements contained herein (Court Approval of Modification of Plan and Second Amended Indenture), there have been no changes in securities or the capital structure of the Company for the six months ended December 31, 1998. As disclosed in note [7] to the unaudited financial statements contained herein, effective December 4, 1998, holders of the Old Secured Notes became entitled to receive 1,600,000 shares of Class A Common Stock on account of their Allowed Secured Claims and Allowed Unsecured Claims in connection with Bankruptcy Court approval of Modifications to the Plan. These securities have been issued pursuant to an exemption from the Securities Act of 1933 pursuant to Section 3(7) and, in the alternative, any other section thereof that may apply. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

PART II., Item 3.

         Default Under First Amended Indenture

         The Company's First Amended and Restated Indenture, dated as of March 27, 1997 (the "First Amended Indenture") contemplated that certain actions of the Company require prior notice to (and in certain cases, approval from) the Advisory Committee, including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the First Amended Indenture). However, the Advisory Committee never formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the First Amended Indenture require that the proposed members of the Advisory Committee be licensed by the appropriate various state gaming regulators.

         On August 7, 1998, the Company was notified by counsel for the Indenture Trustee of the occurrence of possible events of default ("Events of Default") under the First Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the Amended Indenture). In light of good faith negotiations between the Indenture Trustee, the holders of a majority in principal amount of the New Senior Secured Notes and the Company to amend the First Amended Indenture in such a manner as would facilitate curing any alleged Events of Default, the Indenture Trustee had been directed by the holders of a majority in principal amount of the New Senior Secured Notes to forebear from taking any action, and in fact took no action, to accelerate the New Senior Secured Notes, foreclose on any collateral or otherwise execute any of its rights under the First Amended Indenture. As discussed herein, all defaults existing under the First Amended Indenture were waived on December 4, 1998, the effective date of the Second Amended Indenture.

         Court Approval of Modification of Plan and Second Amended Indenture

         On October 23, 1998 the Company and the Indenture Trustee filed a Joint Motion for an Order Approving Modifications to the Plan with the Bankruptcy Court (the "Joint Motion").

         On November 16, 1998 the Bankruptcy Court ordered the approval of the proposed modifications to the Plan as set forth in the Joint Motion, including, without limitation: (i) the Second Amended Indenture; (ii) the Second Amended and Restated Certificate of Incorporation (the "Second Amended Certificate"); and (iii) the composition of the Company's Board of Directors to consist of the following individuals: (a) Michael W. Barozzi (Common Director); (b) William S. Papazian (Common Director); (c) Col. Clinton L. Pagano (Common Director); and
(d) Charles B. Brewer (Class A Director).

         As detailed in the Joint Motion, the principal changes to the Second Amended Indenture are:

         (i) elimination of the Advisory Committee (as defined in the Second Amended Indenture);

         (ii) modification of the provisions relating to Excess Cash (as defined in the Second Amended Indenture);

         (iii) changing the date of the sinking fund payment due 2000 from May 28, 2000 to May 15, 2000; and

         (iv) changing the final maturity date from May 28, 2001 to May 15, 2001.

         As is also detailed in the Joint Motion, the principal changes to the Second Amended Certificate include the creation of a new class of common stock, Class A Common Stock, and the right of Holders of Class A Common Stock to elect up to four members of the Board, with weighted voting rights for the Class A Director(s) if the holders of the Class A Common Stock elect fewer than four directors. Except for such additional rights of holders of the Class A Common Stock, the New Common Stock and Class A Common Stock share identical rights.

         The modifications to the Plan do not affect the economic interests of any creditor receiving distributions under the Plan, and only impact the non-economic rights and interests of the holders of the Old Secured Notes. As detailed in the Joint Motion, the Plan is modified to provide that (i) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Secured Claim; and (ii) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their Allowed Unsecured Claims. These modifications to the Plan will not affect the aggregate number of shares of common stock outstanding: the Class A Common Stock will represent 80 percent of the Company's outstanding voting securities and the New Common Stock will represent 20 percent of the outstanding voting securities. Only holders of the Class A Common Stock, however, will have the right to elect the Class A Directors.

         The Plan is also modified to eliminate the right of the Noteholder Steering Commitee to designate members of the Board of Directors.

         The Court also ordered that the Indenture Trustee fix December 7, 1998 as the record date for distribution of the New Secured Notes, Class A Common Stock and other property to the holders of the Old Secured Notes. In compliance with the Court's Order, the Indenture Trustee has begun making distributions to the holders of the Old Secured Notes and to the general unsecured creditors.

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998 and September 30, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

         On December 4, 1998 the Second Amended Certificate was filed with, and deemed effective by, the Secretary of State of New Jersey.

         On December 11, 1998, the Second Amended Indenture was executed by the parties thereto, with an effective date of December 4, 1998.

         Also as of December 4, 1998, Holders entitled to receive a majority of the New Secured Notes waived all defaults existing under the First Amended and Restated Indenture on December 4, 1998.

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998 and an interest payment of $1,386,000 on November 15, 1998.

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended December 31, 1998.


PART II., Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-----------
3.3      Second Amended and Restated Articles of Incorporation of the
         Registrant.(1)

3.4      Amended and Restated By-laws of the Registrant.(1)

4.17 Second Amended and Restated Indenture, dated as of February 17, 1994 and amended and restated as of March 27, 1997 and further amended and restated as of December 4, 1998, including the relevant portions of the Articles of Incorporation and By-laws of the Company.(1)

4.18     Specimen of Class A Common Stock Certificate of the Registrant.(1)

4.19     Form of Note.(1)

#        Filed herewith

1 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Form 8-K filed with the Securitites and Exchange Commission on Decmber 21, 1998.

27       Financial Data Schedule

(b)      Reports on Form 8-K


         Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 1998.

Signature Page

                      CAPITAL GAMING INTERNATIONAL, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: February 12, 1998       By: /s/ Michael W. Borozzi
                                   ---------------------------------------------
                                   Michael W. Borozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: February 12, 1998       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and General Counsel and Secretary
                                   (Authorized Representative)


Dated: February 12, 1998       By: /s/ Robin K. McEntire
                                   ------------------------------------------
                                   Robin K. McEntire, Controller
                                   (Principal Accounting Officer)