Form 10-Q
period 1999-03-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1999-05-17
CIK 867443

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                      or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of March 31, 1999: 1,933,333 (consisting of 1,600,000 shares of Class A Common Stock and 333,333 shares of Common Stock)

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               March 31, 1999 and June 30, 1998 [Unaudited]                   1

            Consolidated  Statements of Operations for the three months and nine months ended March 31, 1999 and 1998
               [Unaudited]                                                    3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the nine months ended March 31, 1999 [Unaudited]               4

            Consolidated Statements of Cash Flows for the nine months
               ended March 31, 1999 and 1998 [Unaudited]                      5

            Notes to Consolidated Financial Statements [Unaudited]            6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     18

Item 3.  Quantitative and Qualitative Disclosures about Market
           Risks                                                             24

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities and Use of Proceeds                           27

Item 3.  Default Upon Senior Securities                                      27

Item 4.  Submission of Matters to a Vote of Securityholders                  29

Item 6.  Exhibits and Reports on Form 8-K                                    29

Signature Page                                                               30

PART I., Item 1.
                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)




                                    ASSETS


                                                                    March 31, 1999           June 30, 1998
                                                                  ------------------         -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and Cash Equivalents                                            $ 3,348                $ 4,498
   Restricted Funds [Note 8]                                              4,177                     --
   Interest Receivable                                                       14                     29
   Native American Management Fees & Expenses Receivable                    641                    709
   Current Portion - Native American Loans Receivable                     1,704                  2,249
   Current Portion - Muckleshoot Settlement Receivable [Note 9]           1,150                     --
   Prepaid Expenses and Other Current Assets                                350                    232
                                                                        -------                -------
TOTAL CURRENT ASSETS                                                     11,384                  7,717
                                                                        -------                -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       16                     23
                                                                        -------                -------

EXCESS REORGANIZATION VALUE, Net [Note 3]                                 4,284                  5,767
                                                                        -------                -------

OTHER ASSETS:
   Restricted Funds [Note 8]                                                560                    541
   Native American Loans Receivable                                         149                  1,444
   Muckleshoot Settlement Receivable [Note 9]                               288                     --
   Investment In Native American Management
      Agreements, Net                                                       219                  1,229
   Deferred Charges [Note 10]                                             1,097                     --
                                                                        -------                -------

TOTAL OTHER ASSETS                                                        2,313                  3,214
                                                                        -------                -------

TOTAL ASSETS                                                            $17,997                $16,721
                                                                        =======                =======



             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                        March 31, 1999            June 30, 1998
                                                                       ------------------         -------------
                                                                          [Unaudited]
CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                   $  1,122                 $  1,233
    Accrued Interest                                                             977                      346
    State Income Taxes Payable                                                   200                      147
                                                                            --------                 --------
TOTAL CURRENT LIABILITIES                                                      2,299                    1,726
                                                                            --------                 --------
LONG TERM DEBT:
    12% Senior Secured Notes Payable [Note 7]                                 22,800                   23,100
                                                                            --------                 --------

TOTAL LIABILITIES                                                             25,099                   24,826
                                                                            --------                 --------

STOCKHOLDERS' DEFICIT:
    Common Stock, No Par Value, Authorized 3,200,000 Shares;
      Issued and Outstanding 1,933,333                                           400                      400
    Paid in Capital [Note 7]                                                     300                       --
    Retained Earnings [Deficit] (Since May 29, 1997,
      Date of Reorganization)                                                 (7,802)                  (8,505)
                                                                            --------                 --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (7,102)                  (8,105)
                                                                            --------                 --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 17,997                 $ 16,721
                                                                            ========                 ========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  [UNAUDITED]
                       (In Thousands except Share Data)

                                                    Three Months Ended   Nine Months Ended   Three Months Ended   Nine Months Ended
                                                      March 31, 1999       March 31, 1999      March 31, 1998       March 31, 1998
                                                    ------------------- ------------------- -------------------  ------------------
REVENUES:
    Native American Casino Management Fees             $    1,670          $     5,286          $   2,023             $     6,883
                                                       ----------          -----------          ---------             -----------
COSTS AND EXPENSES:
    Salaries, Wages and Related Costs                         311                1,553                724                   2,586
    Native American Gaming Development Costs                   74                  350                493                   1,146
    Professional Fees                                         185                1,067                312                     903
    General and Administrative                                126                  368                334                     975
    Depreciation and Amortization                             554                1,684                787                   2,370
                                                       ----------          -----------          ---------             -----------
TOTAL COSTS AND EXPENSES                                    1,250                5,022              2,650                   7,980
                                                       ----------          -----------          ---------             -----------
INCOME [LOSS] FROM OPERATIONS                                 420                  264               (627)                 (1,097)
                                                       ----------          -----------          ---------             -----------
OTHER INCOME [EXPENSE]:
    MUCKLESHOOT SETTLEMENT, NET [Note 9]                       --                2,285                 --                      --
    INTEREST INCOME                                           115                  373                178                     629
    INTEREST EXPENSE                                         (684)              (2,016)              (693)                 (2,075)
    OTHER INCOME                                               --                   40                 --                     --
                                                       ----------          -----------          ---------             -----------
TOTAL OTHER INCOME [EXPENSE]                                 (569)                 682               (515)                 (1,446)
                                                       ----------          -----------          ---------             -----------
INCOME (LOSS] BEFORE INCOME TAX                              (149)                 946             (1,142)                 (2,543)

PROVISION FOR INCOME TAX EXPENSE [Note 6]                      81                  243                 45                     135
                                                       ----------          -----------          ---------             -----------
NET INCOME [LOSS]                                      $     (230)         $       703          $  (1,187)            $    (2,678)
                                                       ==========          ===========          =========             ===========

NET INCOME [LOSS] PER SHARE                            $    (0.12)         $       .36          $   (0.64)            $     (1.43)
                                                       ==========          ===========          =========             ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                  1,933,333            1,933,333          1,866,667               1,866,667
                                                       ==========          ===========          =========             ===========


             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)




                                                  Common Stock                                 Retained
                                            -------------------------        Additional        Earnings
                                              Shares          Amount          Capital          (Deficit)
                                            ----------       --------        ----------       ----------
BALANCE - JUNE 30, 1998                      1,866,667      $     400       $         0      $    (8,105)
    Stock Grants to Officers and
       Directors                                66,666             --                --               --

    Net Income for the Three Months
       Ended September 30, 1998                     --             --                --            1,604

    Net Loss for the Three Months
       Ended December 31, 1998                      --             --                --             (671)

    Treasury Bonds [Note 7]                         --             --               300               --

    Net Loss for the Three Months
       Ended March 31, 1999                         --             --                --             (230)
                                            ----------       --------        ----------       ----------

BALANCE - MARCH 31, 1999                     1,933,333      $     400       $       300      $    (7,102)
                                            ==========       ========        ==========       ==========




             The Accompanying Notes are an Integral Part of these
                       Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)

                                                                            Nine Months Ended   Nine Months Ended
                                                                              March 31, 1999      March 31, 1998
                                                                          -------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income [Loss]                                                       $   703                   $(2,678)
                                                                            -------                   -------
    Adjustments to Reconcile Net Income (loss) to Net Cash
      Provided by Operating Activities:

          Depreciation and Amortization                                       1,684                     2,370

          Changes in Assets and Liabilities:
              [Increase] Decrease In:
                  Interest Receivable                                            15                        35
                  Management Fees and Expenses Receivable                        68                      (579)
                  Notes Receivable from Officers                                 --                       250
                  Muckleshoot Settlement, Gross [Note 9]                     (3,300)                       --
                  Write-off of Deferred Charges [Note 9]                        816                        --
                  Prepaids and Other Current Assets                            (118)                       97
                  Excess Reorganizational Value                                  --                      (426)
                  Restricted Funds                                           (4,177)                      404
                  Notes Receivable, Other                                        --                         7
             Increase [Decrease] In:
                  Accounts Payable and Accrued Expenses                        (111)                   (1,605)
                  Accrued Interest                                              631                       789
                  State Income Taxes Payable                                     53                        --
                                                                            -------                   -------

    Total Adjustments                                                        (4,439)                    1,342
                                                                            -------                   -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             (3,736)                   (1,336)
                                                                            -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American Loans Receivable                            1,840                     2,918
    Payments on Muckleshoot Settlement                                        1,862                        --
    Purchase of Furniture, Fixtures and Equipment                                --                       (23)
    Deferred Charges [Note 10]                                               (1,097)                       --
    Increase in Restricted Funds                                                (19)                       --
                                                                            -------                   -------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                              2,586                     2,895
                                                                            -------                   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                  0                         0
                                                                            -------                   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,150)                    1,559

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                              4,498                     3,923
                                                                            -------                   -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                  $ 3,348                   $ 5,482
                                                                            =======                   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                             $ 1,386                   $ 1,286
       Income Taxes                                                         $   122                   $     0

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

During the nine-month period ended March 31, 1999, the potential right to receive $300,000 in Senior Secured Notes held by a former officer were released and surrendered to the Company, thereby creating Treasury Bonds. These Treasury Bonds are owned by the Company and resulted in a decrease in Senior Secured Notes and an increase in Paid In Capital (see note [7] to the unaudited Consolidated Financial Statements contained herein).

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

         CGMI developed and currently manages and operates two Class III Native American gaming facilities located in separate jurisdictions as follows:

                  Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

                  Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and Keno as well as restaurants, a gift shop and other amenities. As amended on March 10, 1999, the management and development agreement provides that the term of such agreement is five(5) years from the official date of opening of the casino. The agreement, which is subject to the approval of the National Indian Gaming Commission, further provides that CGMI will receive a management fee of 30% of net revenues (as defined in such agreement) during the first three years of the term, and 20% of net revenues in the 4th and 5th years of the term.

         CDGC has a management and development contract with the Narragansett Tribe for the development of a Class II and Class III gaming facility either on the Tribe's sovereign land near Charlestown, Rhode Island or elsewhere in Rhode Island as may be permitted by law.

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of March 31, 1999, the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 1999 and 1998, and the Consolidated Statement of Cash Flows for the nine-month period ended March 31, 1999 and 1998 are unaudited. The June 30, 1998 Balance Sheet data was derived from audited consolidated financial statements. These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 1999, and the results of its operations and cash flows for the three-month and nine-month periods ended March 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1998 as filed with the Securities and Exchange Commission.

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

         Department of the Interior Proposed Rule on Class III Gaming Procedures

         The proposed rule sets forth the authority and procedures by which the Department of the Interior will review requests for approval of Class III gaming when a State interposes its immunity from suit brought by an Indian Tribe seeking to enter into a compact with the State pursuant to which gaming activities would be governed. The proposed rule also sets forth the process and standards by which such procedures would be adopted. Written comments concerning the proposed rule were due with the Department of the Interior on or before June 22, 1998. The comments are currently under review. In March of 1998, the U.S. Senate voted to prohibit the Department of the Interior from proceeding with the regulations. However, the ban, which was part of an emergency spending bill, was lifted in September 1998 from the bill by a joint U.S. House - U.S. Senate conference committee. On April 12, 1999 the Department of Interior issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe and the Tribe asserts that the State has failed to negotiate in good faith. The rule announces that the Secretary of the Interior may promulgate Class III gaming procedures under certain circumstances, and also sets forth the process and standards pursuant to which any procedures would be adopted. The regulations were to take effect on May 12, 1999. It is unknown what further action, if any, Congress may take concerning the proposed rule. Considerable opposition to the proposed rule has been received from at least 25 states and two states (Florida and Alabama) have already filed suits against the Department of the Interior in connection with the regulations. Additionally, the National Gambling Impact Study Commission (the "Commission") voted in July of 1998 to recommend to the Department of the Interior that no final rules be issued or published until after the Commission submits its report to Congress in June of 1999. There can be no assurance as to when the regulations will be implemented, issued or whether it will apply to the Narragansett Tribe in light of the Chafee Rider (defined below). However, as a result of the Chafee Rider (as defined below), there can also be no assurance that the Secretary of the Interior will have the authority under the final rules to impose a Tribal/State Compact between the Narragansett Tribe and the State of Rhode Island.

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

         The Company has continued funding the on-going development costs of the Narragansett development project, which at March 31, 1999, has totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At March 31, 1999, approximately $9.8 million in development costs (of the $11.5 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Narragansett Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

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

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $81,000 and $243,000 for the three-month and nine-month periods ended March 31, 1999 respectively, relate solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income [Loss] Before Income Tax for the Company.

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

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998 and December 31, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

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

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998, and an interest payment of $1,386,000 on November 15, 1998. The Company will make a $1,386,000 interest payment on May 14, 1999 with its next scheduled interest payment of $1,386,000 to be on November 15, 1999.

[8]      RESTRICTED FUNDS

         Restricted funds consist of approximately $4,737,000 and $541,000 (including accrued interest) as of March 31, 1999 and June 30, 1998, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $4,737,000 held by the Indenture Trustee as Cash Collateral, as of March 31, 1999, $4,177,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture, for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any Additional Developmental Expenses (as defined in the Second Amended Indenture), (iv) to pay any Deferred Budgeted Expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of Excess Cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a Qualified New Project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the New Senior Secured Notes and to fund new projects of the Company. The Company classifies $4,177,000 of the restricted funds as current, and $560,000 as non-current.

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

         The Company recorded Other Income of $3.3 million, less the $200,000 receivable balance from the Muckleshoot Casino, due as of June 30, 1998, and wrote-off the unamortized balance of the deferred asset, Investment in Muckleshoot Agreement as of July 20, 1998 of approximately $816,000 for an other income net gain to the Company of approximately $2,285,000 for the nine month period ended March 31, 1999. Additionally, on the settlement date the Company recorded a receivable balance of $2.3 million. The total receivable due the Company on the Muckleshoot Settlement as of March 31, 1999 is $1,438,000.

[10]     PUEBLO OF LAGUNA DEFERRED CHARGES

         Pursuant to the management and development agreement between CGMI and the Pueblo of Laguna, CGMI will loan the sum of $1,222,222 to the Laguna Development Corporation, a wholly-owned tribal corporation ("LDC") to partially fund pre-opening and construction expenses of the Pueblo of Laguna Casino Project (the "CGMI Loan"). Additionally, the parties have agreed that a construction loan of $7,200,000 will be privately placed by a third party in favor of LDC ("Third Party Loan"). The CGMI Loan, which is subordinate to the Third Party Loan, consists of an $800,000 loan to LDC and a $422,222 loan to LDC. The $800,000 portion of the CGMI Loan will be repaid to CGMI by LDC at an interest rate of prime plus one (1%), payable in equal monthly installments of principal and interest over a term of three (3) years from the commencement of operations at the enterprise. The $422,222 portion of the CGMI Loan will be repaid to CGMI by LDC as follows: (x) $240,000 will be paid to CGMI at the closing of, and from the proceeds of, the Third party Loan, and (y) $182,000 will be paid to CGMI interest free in twelve (12) equal monthly installments from the commencement of operations at the enterprise.

         All expenditures incurred by the Company for the establishment and development of the proposed Dancing Eagle Casino Project, as defined in the management and development agreement, other than those costs which generally would be classified as Company administrative costs, have been capitalized as a deferred asset (the "Laguna Loan Balances"). Additionally, commencing October 1, 1998, all Company administrative expenditures relating to the Dancing Eagle Casino Project have also been capitalized as a deferred asset. Upon the commencement of gaming operations at the Dancing Eagle Casino Project, the total deferred asset balance will be segregated into (i) the CGMI loan and (ii) the sum of the general and administrative, non-Laguna Loan Balances, which will remain a deferred asset which will be amortized over the five year period of the Pueblo of Laguna management and development agreement. As of March 31, 1999, the deferred asset for Laguna Loan Balances totalled $750,000. Due to uncertainties associated with the exact date of the commencement of gaming operations at the proposed Dancing Eagle Casino Project, all such deferred charges will be classified as non-current.

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

PART I., Item 2.

                      CAPITAL GAMING INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 1999 and June 30, 1998 (audited) and for the three-month and nine-month periods ended March 31, 1999 and 1998 contained herein and the Company's audited
Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of March 31, 1999 and June 30, 1998 (audited) and results of operations for the three-month and nine-month periods ended March 31, 1999 and 1998 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the nine months ended March 31, 1999, the Company had a net decrease in cash and cash equivalents of $1,150,000, of which $3,736,000 was used by Company operating activities, and $2,586,000 was provided by Company investing activities.

         Operating Activities: Cash flows from operating activities for the nine months ended March 31, 1999 were provided by (i) Native American casino management fees of approximately

$5,155,000, and (ii) interest income of approximately $388,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $703,000 for the nine months ended March 31, 1999 to net cash flows used by operating activities include (i) depreciation and amortization of $1,684,000, (ii) the Muckleshoot litigation settlement of $3.3 million recorded in the first quarter of fiscal year 1999, (iii) the write off of $816,000 of deferred investment in Muckleshoot contract costs (see note [9] to the unaudited financial statements contained herein), (iv) a decrease in interest receivable of $15,000 (v) a decrease in Native American management fees and expenses receivable of $68,000, (vi) an increase in prepaid and other current assets of $118,000 (vii) an increase in restricted funds of $4,177,000 (see note [8] to the unaudited financial statements contained herein), (viii) a decrease in accounts payable and accrued expenses of $111,000, (ix) an increase in accrued interest payable of $631,000, and (x) an increase of $53,000 for state income taxes payable.

         Investing Activities: For the nine month period ended March 31, 1999, $2,586,000 of net cash flows was provided by the Company from investing activities. Cash flows from investing activities were provided by (i) $1,840,000 in repayment of Native American loans/advances, and (ii) $1,862,000 in payments received on the Muckleshoot Settlement Agreement (See note [9] to the unaudited consolidated financial statements contained herein).

         Cash outflows from investing activities were used by, (i) $1,097,000 in deferred Pueblo of Laguna charges (see note [10] to the unaudited consolidated financial statements contained herein), and (ii) $19,000 for an increase in restricted funds.

         Financing Activities: The Company did not have any financing activities for the nine month period ended March 31, 1999.

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

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Tribe's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The proposed 30,000 square foot casino will offer Las Vegas - style table games, slot machines and Keno as well as restaurants, a gift shop and other amenities. As amended on March 10, 1999, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement, which is subject to the approval of the National Indian Gaming Commission and the licensure of CGMI by the Laguna Tribal Gaming Commission, further provides that CGMI will receive a management fee of 30% of net revenues (as defined in such agreement) during the first three years of the term, and 20% of net revenues in the 4th and 5th years of the term.

         The Company currently anticipates using up to $1.3 million of its cash on-hand to finance certain aspects of the new Dancing Eagle Casino Project which is anticipated to open in the first quarter of the fiscal year ending June 30, 2000. See Note 10 -- Pueblo of Laguna Deferred Charges.

         In December 1998 the Pueblo of Laguna announced plans to develop a larger, second casino within the next 18 to 36 months to be located on Interstate 40 on the Tribe's sovereign reservation lands approximately 7 miles west of Albuquerque, New Mexico. There can be no assurances as to what effect this increased competition will have on the projected revenues, profits and management fees derived from the Company's proposed Dancing Eagle Casino Project, or the ability of the LDC to repay any loans made by the Company to it in connection with the Dancing Eagle Casino Project. The Third Party Loan has not closed as of the date of this filing and although management believes such loan will close prior to the end of the fiscal year ending June 30, 1999, there can be no assurance that the Third Party Loan will close, or that the terms of such Third Party Loan will be on terms favorable to the Dancing Eagle Casino Project.

         Debt

         At March 31, 1999 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. The Company holds $300,000 of the New Senior Secured Notes in treasury.

         Capital Requirements

         The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, and the proposed Pueblo of Laguna Casino Project pursuant to the related management agreement subject to NIGC approval. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Pueblo of Laguna Project, and cash and cash equivalents on hand at March 31, 1999 of $3,348,000 will provide the Company with its only sources of cash for the approximately one year remaining on the Company's two existing operating management contracts, and the anticipated five years on the proposed Pueblo of Laguna Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Narragansett and Laguna projects) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, including the proposed Dancing Eagle Casino Project, and to fund the construction costs of the Narragansett project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital or project financing. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in developing Class III gaming facilities, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and current expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.

         Restricted Funds

         Restricted funds consist of approximately $4,737,000 and $541,000 (including accrued interest) as of March 31, 1999 and June 30, 1998, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $4,737,000 held by the Indenture Trustee as Cash Collateral, as of March 31, 1999, $4,177,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture, for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any Additional Developmental Expenses (as defined in the Second Amended Indenture), (iv) to pay any Deferred Budgeted Expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of Excess Cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a Qualified New Project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the New Senior Secured Notes and to fund new projects of the Company. The Company classifies $4,177,000 of the restricted funds as current, and $560,000 as non-current.

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

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998 and December 31, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

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

Three-month Period Ended March 31, 1999 as Compared to the Three-month Period Ended March 31, 1998

        Income From Operations

        Income from operations for the three-month period ended March 31, 1999 totaled approximately $420,000 as compared to a loss of $627,000 for the three-month period ended March 31, 1998, representing an increase in income from operations of $1,047,000. This increase in income is due to (i) a decrease in revenues of $353,000, and (ii) a decrease in operating expenses of $1,400,000.

        Revenues

        The following table outlines the Company's revenues for the three months ended March 31, 1999 and 1998:

                  3 Months        3 Months
                  Ended           Ended
                  3/31/99         3/31/98          Inc. (Dec.)     % Change
                  -------         -------          -----------     --------
Umatilla          $1,160          $1,000            $  160            16.0%
Muckleshoot            0             570              (570)         -100.0%
Tonto Apache         510             453                57            12.6%
                  ------          ------            ------          -------
                  $1,670          $2,023            $ (353)          -17.4%
                  ======          ======            ======          =======

        Revenues declined $353,000, or 17.4% from $2.0 million to $1.7 million for the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998. This decrease in revenues is due to the combination of two factors, (i) a decrease in revenues of $570,000 due to the termination and settlement of the Muckleshoot management agreement, as explained in Note [9] to the unaudited consolidated financial statements contained herein, and (ii) increased revenues from the Umatilla and Tonto Apache Casinos of $160,000 and $57,000 respectively, which was due to successful effective marketing and cost control procedures in the managed casinos.

        Costs and Expenses

        Salaries and wages decreased to $311,000 from $724,000, a $413,000 or 57.0% decrease in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

        Company development costs declined $419,000 or 85.0% from $493,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This decline is due primarily to less legal fees being incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position toward an approved Compact.

        Professional fees decreased to $185,000 from $312,000, a 40.7% or $127,000 decrease in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. This decline is primarily due to management's continuing efforts to reduce legal costs in all categories.

        General and administrative expenses declined $208,000 or 62.3% to $126,000 for the three months ended March 31, 1999. This decline is attributable to the streamlining of the Company's operations and general expense reductions in the third quarter of fiscal 1999.

        The decline in depreciation and amortization of $233,000 or 29.6% to $554,000 is primarily attributable to the write-down of Excess Reorganization Costs in fiscal 1998 and the subsequent recalculated amortization of the remaining balance resulting in less amortization expense in the third quarter of fiscal 1999.

        Other Income and Expenses

        Interest income declined $63,000 or 35.4% from $178,000 for the three months ended March 31, 1999. This decline is the collective result of two factors, (i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding in the third quarter of fiscal 1999 which increased interest income, and (ii) lesser interest income from the Native American loans due the Company in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan, and the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

        Interest expense decreased $9,000 or 1.3% from $693,000 for the third quarter of fiscal 1999 due to the reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 1999 and 1998 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

        Income taxes increased $36,000 or 80.0%, increasing from $45,000 to $81,000 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. This increase is due to greater balances being accrued in fiscal 1999 as compared to fiscal 1998 for state income taxes payable for Company earnings from CGMI in the state jurisdictions in which CGMI operates.

Nine-month Period Ended March 31, 1999 as Compared to the Nine-month Period Ended March 31, 1998

        Income From Operations

        Income from operations for the nine-month period ended March 31, 1999 totaled approximately $264,000 as compared to a loss of $1,097,000 for the nine-month period ended March 31, 1998, representing an increase in income from operations of $1,361,000. This increase in income is due to (i) a decrease in revenues of $1,597,000, and (ii) a decrease in operating expenses of $2,958,000.

        Revenues

        The following table outlines the Company's revenues for the nine months ended March 31, 1999 and 1998:

                    9 Months       9 Months
                    Ended          Ended
                    3/31/99        3/31/98      Inc. (Dec.)    % Change
                    -------        -------      -----------    --------

Umatilla            $3,564          $3,517        $    47         1.3%
Muckleshoot              0           1,690         (1,690)     -100.0%
Tonto Apache         1,722           1,676             46         2.7%
                    ------          ------        -------      ------
                    $5,286          $6,883        $(1,597)      -23.2%
                    ======          ======        =======      ======

        Revenues declined $1,597,000, or 23.2% from $6.9 million to $5.3 million for the nine-month period ended March 31, 1999 as compared to the nine-month period ended March 31, 1998. This decrease in revenues is a combination of two factors, (i) a decrease of $1,690,000 due to the termination and settlement of the Muckleshoot management agreement as explained in Note [9] to the unaudited consolidated financial statements contained herein, and (ii) increased revenues from the Umatilla and Tonto Apache Casinos of $47,000 and $46,000 respectively, which was due to effective marketing campaigns and cost control procedures in the managed casinos.

         Costs and Expenses

        Salaries and wages decreased to $1,553,000 from $2,586,000, a $1,033,000 or 39.9% decrease for the nine months ended March 31, 1999 as compared to the nine-month period ended March 31, 1998. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) reduction in highly compensated employees, (ii) a reduction in staff, (iii) subsequent reduction in benefit payments due to the aforementioned retired employees, and
(iv) increased by one-time payments paid to retiring employees in the first quarter of fiscal 1999.

        Company development costs declined $796,000 or 69.5% to $350,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. This decline is due primarily to less legal fees being incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position toward an approved Compact.

         Professional fees increased to $1,067,000 from $903,000, a 18.2% or $164,000 increase in the nine-month period ended March 31, 1999 as compared to the nine-month period ended March 31, 1998. This increase in professional fees is attributable to the collective sum of several non-recurring or above average fees incurred for the nine months ended March 31, 1999 including, (i) legal fees associated with the finalizing of the Second Amended Indenture, (ii) legal fees, environmental studies, architectural and engineering work and other professional fees incurred by the Company associated with establishing the Dancing Eagle Casino Project, (iii) increased use of consultants and public relations expenses for the Company's managed casinos, (iv) professional fees relating to the Narragansett Indian Tribe's attempt to obtain an approved Compact and establish a casino in Providence, Rhode Island, (v) legal fees associated with the Muckleshoot Settlement which was finalized in July 1998, and (vi) investment banking fees related to the retention of Donaldson, Lufkin & Jenrette Securities Corp. for capital raising issues associated with the Narragansett Casino project.

        General and administrative expenses declined $607,000 or 62.3% to $368,000 for the nine months ended March 31, 1999. This decline is attributable to the streamlining of the Company's operations and general expense reductions in fiscal 1999.

        The decline in depreciation and amortization of $686,000 or 28.9% to $1,684,000 during the nine-month period ended March 31, 1999 is primarily attributable to (i) the write-off of the Muckleshoot deferred charges on July 20, 1998 (see Note [9] to the Company's unaudited consolidated financial statements contained herein), and (ii) the write-down of Excess Reorganization Costs in fiscal 1998 and the subsequent recalculated amortization of the remaining balance which resulted in lower amortization expenses in the nine-month period ended March 31, 1999.

        Other Income and Expenses

        The other income line item, Muckleshoot Settlement - Net for $2,285,000, represents the net gain to the Company for the nine months ended March 31, 1999, associated with the Muckleshoot settlement (see note [9] to the Company's unaudited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the Company as of June 30, 1998, less the unamortized balance of the deferred asset - Investment in Muckleshoot Agreement, of approximately $816,000.

        Interest Income declined $256,000 or 40.7% from $629,000 to $373,000 for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. This decline is the collective result of two factors, (i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding during the nine-month period ended March 31, 1999, which resulted in a nominal increase in interest income, and (ii) lesser interest income from the Native American loans due the Company during the nine-month period ended March 31, 1999, as compared to the nine-month period ended March 31, 1998 due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan, and the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

        Interest expense decreased $59,000 or 2.8% from $2,075,000 to $2,016,000 for the nine-month period ended March 31, 1999 compared to the nine-month period ended March 31, 1998 due to the reduction of interest expense by the accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 1999 and 1998 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

        Other income of $40,000 recorded in the nine-month period ended March 31, 1999 represents the receipt by the Company of a settlement payment on a gain contingency settled during the 1999 fiscal year.

        Income taxes increased $108,000 or 80.0%, increasing from $135,000 to $243,000 during the nine months ended March 31, 1999 as compared to the year earlier period. This increase is due to greater balances being accrued in fiscal 1999 as compared to fiscal 1998 for state income taxes payable for Company earnings from CGMI in the state jurisdictions in which CGMI operates.

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

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         Except as disclosed in note [7] to the unaudited financial statements contained herein (Court Approval of Modification of Plan and Second Amended Indenture), there have been no changes in securities or the capital structure of the Company for the nine months ended March 31, 1999. As disclosed in note [7] to the unaudited financial statements contained herein, effective December 4, 1998, holders of the Old Secured Notes became entitled to receive 1,600,000 shares of Class A Common Stock on account of their Allowed Secured Claims and Allowed Unsecured Claims in connection with Bankruptcy Court approval of Modifications to the Plan. These securities have been issued pursuant to an exemption from the Securities Act of 1933 pursuant to Section 3(7) and, in the alternative, any other section thereof that may apply. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1998, filed with the Securities and Exchange Commission.

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

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998 and September 30, 1998 and December 31, 1998, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

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

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998 and an interest payment of $1,386,000 on November 15, 1998. The Company will make a $1,386,000 interest payment on May 14, 1999 with its next scheduled interest payment of $1,386,000 to be on November 15, 1999.

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended March 31, 1999.


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

4.19     Form of Note.(1)

#        Filed herewith

1 Incorporated by reference to the exhibit with the same number, filed in connection with the Registrant's Form 8-K filed with the Securitites and Exchange Commission on December 21, 1998.

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

Dated: May 17, 1999            By: /s/ Michael W. Barozzi
                                   ---------------------------------------------
                                   Michael W. Barozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: May 17, 1999            By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and General Counsel and Secretary
                                   (Authorized Representative)


Dated: May 17, 1999            By: /s/ Robin K. McEntire
                                   ------------------------------------------
                                   Robin K. McEntire, Controller
                                   (Principal Accounting Officer)