Form 10-K
period 1999-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1999-09-28
CIK 867443

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

                          Commission File No. 0-19128

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

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the Registrant's Common Stock, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by the "NASDAQ-Electronic Bulletin Board" on June 25, 1997 was $0.03 per share.*

Number of shares of Common Stock of the Registrant issued and outstanding as of September 28, 1999 was 1,999,745

                   DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE


*The Company's common stock was delisted from the NASDAQ OTC Bulletin Board effective June 25, 1997 because there were no marketmakers for the Company's common stock. The Company may seek relisting in the future if it can satisfy certain relevant criteria including registration of market makers.

                               TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
ITEM 1.  BUSINESS..........................................................................................      1

ITEM 2.  PROPERTIES.......................................................................................      25

ITEM 3.  LEGAL PROCEEDINGS.................................................................................     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................     26

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................     26

ITEM 6.  SELECTED FINANCIAL DATA...........................................................................     28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     29

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS ......................................     39

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................     39

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............     39

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS..................................................................     40

ITEM 11. EXECUTIVE COMPENSATION............................................................................     42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................     47

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................     48

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................     49

ITEM 1. BUSINESS

General

         Capital Gaming International, Inc., a New Jersey Corporation, (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management and development interests with Native American Tribes in several states. The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The Company is also engaged in the development of the Narragansett casino project in Rhode Island ("Rhode Island Project"). The development of the Rhode Island Project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         CGMI developed and currently manages two Class III (as hereinafter defined) Native American casinos.

         Tonto Apache Tribe - Mazatzal Casino in Payson, Arizona (Class III facility opened in April 1995)

         Umatilla Tribes - Wildhorse Gaming Resort in Pendleton, Oregon (Class III facility opened in March 1995)

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 300 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. Construction of the Dancing Eagle Casino Project is expected to commence by October 1999 and the facility is anticipated to open in the first quarter of calendar year 2000.

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

         In September 1999 management of the Company streamlined and reorganized and began implementation of a business strategy designed to achieve the following goals: (i) increase revenues at the Company's managed casinos, (ii) finance and develop the Dancing Eagle Casino project, (iii) build cash for use in debt service and for future projects, (iv) further develop the Rhode Island Project, (v) seek and obtain new project opportunities, (vi) decrease operating expenses instituted by prior management and (vii) seek out ways to refinance or restructure the Company's existing indebtedness. The progress of the Company's new business strategy is discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fiscal 1999 compared to Fiscal 1998". Management intends to continue implementation of its business strategy in fiscal year 2000.

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

         Several states have resisted entering into Tribal/State Compacts. In 1996, the United States Supreme Court held in the case Seminole Tribe of Florida
v. Florida, that a state may assert an 11th Amendment immunity defense where a Tribe has commenced an action to enforce the state's obligation to negotiate in good faith. Thus, the federal courts are incapable of providing the relief contemplated by IGRA. In response to the Seminole decision, the Secretary of the United States Department of the Interior ("Secretary") issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe in which the Tribe accuses the State of failing to negotiate in good faith. The regulations took effect on May 12, 1999 (25 C.F.R. Part 291). The regulations are intended to end any stalemates in the compact process and allow the Secretary's procedures to substitute for a tribal-state compact.

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

         In August 1994, CGMI's management contract with the Umatilla Tribe was approved by the NIGC. The approval followed an extensive background investigation as required by applicable NIGC regulations into the Company's past and current business activities and practices as well as the Company's key employees. This approval was significant because the background investigations, as well as certain environmental approvals, require the most time in the entire NIGC management contract approval process. The management contracts between CGMI and the Tonto Apache Tribe and the Muckleshoot Tribe were approved by the NIGC in January 1995 and April 1995, respectively. The Company and its subsidiaries invested approximately $27 million towards the expansion of existing facilities and for the development of new Class III gaming facilities for which it had signed contracts exclusive of the proposed Rhode Island Project. Of that amount, $3.3 million represented equipment financing obtained on behalf of the Tribes. The expenditures have included construction/expansion costs, equipment purchases, pre-opening expenses and general working capital. The funds were invested in the form of capital loans from CGMI to the Tribes and are required to be repaid with interest and principal, generally over the life of the management contracts. In September 1995, the Cow Creek Tribe prepaid approximately $824,000 and the Muckleshoot Tribe prepaid approximately $7.6 million of loans made by CGMI to these Tribes relating to the construction of their respective facilities. Additionally, in September, 1998 the Umatilla Tribes made their final installment of principal and interest to CGMI. As of June 30, 1999, CGMI was owed approximately $1,441,000 on account of the original tribal loans. In July 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located approximately 45 miles west of Albuquerque, New Mexico on Interstate 40.

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

         The Tonto Apache Management Contract between CGMI and the Tonto Apache Tribe was approved by the NIGC on January 30, 1995. In addition, in February 1999, the Company received management certification from the Arizona Department of Gaming.

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

Pueblo of Laguna Contract (Dancing Eagle Casino - Casablanca, New Mexico)

         On July 24, 1998 CGMI entered into a five (5) year management and development agreement (as amended from time to time, the "Management Agreement") with the Pueblo of Laguna and its wholly-owned corporation, Laguna Development Corporation ("LDC"), to exclusively develop, finance, construct, operate and manage a casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The Dancing Eagle Casino will be a 21,000 square foot facility which will offer 10 Las Vegas-style table games, 300 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. The Management Agreement provides that CGMI will receive a management fee of 30% of "adjusted net revenues" (as defined therein) during the first three years of the term and 20% of adjusted net revenues in the fourth and fifth years of the term. The Management Agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles.

         The Dancing Eagle Casino will be designed, constructed, equipped and opened for a total project cost of approximately $10.1 Million. In order to finance the Dancing Eagle Casino Project, CGMI has secured, in the name of LDC, third-party project financing in the amount of approximately $7.2 Million which has been placed by Miller & Schroeder Investments Corporation (the "Senior Secured Loan"). Additionally, CGMI is making a subordinate loan ("Subordinate Loan") to LDC in the aggregate amount of approximately $1,713,424 pursuant to a certain Construction and Pre-opening Cost Loan Agreement dated September 14, 1999 between CGMI and LDC ("Subordinate Loan Agreement"). Pursuant to the Subordinate Loan Agreement, LDC has executed certain subordinate notes dated September 14, 1999 in the principal amounts of $1,291,424 ("Subordinate Loan I") and $422,000 ("Subordinate Loan II"). Subordinate Loan I and Subordinate Loan II will be repaid by the LDC to CGMI out of the LDC's share of net revenues in accordance with generally accepted accounting principles. Subordinate Loan I and Subordinate Loan II are fully subordinate to the Senior Secured Loan. Subordinate Loan I is payable in equal monthly installments of principal and interest over a period of thirty-six (36) months from the date of opening of the Dancing Eagle Casino and bears interest at the rate of prime plus one (1%) percent. Subordinate Loan II is payable interest free such that $240,000 is to be paid at funding and the remaining principal is to be paid in equal monthly installments over a period of twelve (12) months from the date of opening of the Dancing Eagle Casino. CGMI has agreed to fund a $168,000 interest reserve on the Senior Secured Loan which will be released to CGMI on the first monthly payment date pursuant to the Senior Secured Loan occurring after all monthly installments of interest on the Senior Secured Loan have been paid by the LDC on time and in full for three (3) consecutive monthly payment dates. As part of the development for the Dancing Eagle Casino Project, CGMI has entered into an agreement to purchase a building for lease by CGMI to the LDC for a period of five (5) years from the date of commencement of operations at the Dancing Eagle Casino as well as certain furniture to be used in connection with the Dancing Eagle Casino. Monthly payments to CGMI pursuant to these two leases is also subordinate to the payment of the Senior Secured Loan.

         The Management Agreement was approved by the Chairman of the National Indian Gaming Commission on September 27, 1999. The parties anticipate that the Bureau of Indian Affairs will issue an approval of all loan and related documents on or prior to October 15, 1999. The parties further anticipate closing and funding of the Senior Secured Loan and the Subordinate Loan immediately following receipt of the approval of the Bureau of Indian Affairs.

         Capital Development Gaming Corp.

         Narragansett Contract - Native American Casino (Rhode Island).

         Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of Net Distributable Profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company has advanced funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the NIGC for approval in June 1995.

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

         In light of the Decision (as defined below) to invalidate the Compact and the application of the Chafee Rider (as defined below), no assurance can be given if, or when, NIGC approval of the management contract will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Management Agreement.

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

Department of the Interior Issues Regulations for Class III Gaming Compacts

         In April, 1999, the Secretary issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe in which the Tribe accuses the State of failing to negotiate in good faith. The rule announces the Secretary's determination that the Secretary may promulgate Class III gaming procedures under certain specified procedures; it also sets forth the process and standards pursuant to which any procedures would be adopted. These regulations took effect on May 12, 1999. The rules, however, have not yet been acted upon in light of litigation pending in the Florida Federal Court. The States of Florida and Alabama filed a complaint in April, 1999, challenging the rules on various grounds. The Seminole Tribe of Florida, the Miccosukee Tribe and the Poarch Band of Creek Indians have intervened in the litigation. These Tribes, along with the Secretary, have filed motions to dismiss. As of September 28, 1999, the Florida Federal Court had not yet ruled on the pending motions. There can be no assurance as to when the regulations will actually become effective, since no such action will occur until the foregoing litigation is resolved. At this juncture, it is unknown when and how the Court will rule on the pending motions and how that ruling will impact the regulations. It also is unknown how such ruling and its impact (if any) on the regulations will apply to the Narragansett Tribe in light of the Chafee Rider. However, as a result of the Chafee Rider, there can also be no assurance that the Secretary will have the authority under any regulations to impose a tribal-state compact between the Narragansett Tribe and the State of Rhode Island.

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

         Ongoing Project Development - West Warwick, Rhode Island

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum in a general election. As a result of the Chafee Rider, the Narragansett Tribe had focused its efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island and subsequently focused such efforts on seeking voter approval of a gaming facility to be located near Interstate 95 in West Warwick, Rhode Island. The earliest date upon which any such referendum could be held is November 2000. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the bill provides that the host city or town must also approve any such referendum question prior to its being placed on the ballot. There can be no assurance that the state legislature will approve placement of the referendum question on the November 2000 ballot or any other general election ballot, or that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In January 1999 a grassroots group calling itself West Warwick 2000 was formed in the town of West Warwick, Rhode Island. West Warwick 2000 sought out the Narragansett Tribe and invited the Tribe to propose a potential casino to be located in the town of West Warwick. Following public hearings on the issue, the West Warwick Town Council voted 5 to 0 to hold a non-binding town referendum on June 8, 1999. On June 8, 1999 the non-binding town referendum was held and approximately 67% of those voting approved the idea of a Narragansett Casino being sited in the town of West Warwick. Following the non-binding referendum, the Town Council of the town of West Warwick sent a resolution to the Rhode Island General Assembly requesting that the question of a Narragansett Casino in West Warwick be placed on the ballot in the State's next general election being held in November 2000. It is expected that the Rhode Island General Assembly will take up this issue in the Legislative Session beginning in January 2000. If the Town Council Resolution is ratified by the Rhode Island General Assembly, it is then subject to gubernatorial veto which can be overriden with a vote of 60% of each of the state senate and state house of representatives.

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

         Other Matters

         In connection with the Narragansett Tribe's efforts to seek statewide voter approval of a gaming facility to be located in Providence, Rhode Island in the November 1998 general election, the Company had retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") to act as its exclusive financial advisor with respect to the review and analysis of financial and structural alternatives available to the Company. As part of such engagement, the Company agreed to issue warrants to DLJ to purchase five (5%) percent of the Company's issued and outstanding common stock on a fully diluted basis, to be exercisable only if the Narragansett Tribe succeeded in winning voter approval for a Narragansett gaming facility. In light of the fact that a voter referendum did not occur in November 1998, and the uncertainty surrounding any future voter referendum including the West Warwick effort, the Company has not issued and does not intend to issue such warrants.

         The Company has continued funding the on-going development costs of the Rhode Island Project, which at June 30, 1999, has totaled approximately $10.9 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At June 30, 1999, approximately $9.3 million in development costs (of the $10.9 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Rhode Island Project Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present.

         New England is already home to several full scale casinos, including the Foxwoods Casino operated by the Mashantucket Pequot Tribe and the Mohegan Sun Casino operated by the Mohegan Tribe, which opened in October 1996. Both of these casinos are in Connecticut. It is possible that other casinos will be established in other parts of New England, including Massachusetts. Because of the market size, the establishment of existing and such other casinos could have an adverse impact on the Rhode Island Project's gross revenues and, in turn, on the income generated by CDGC under the Management Agreement.

         In order to fund the construction costs for the project, it is anticipated that the Company will require significant additional capital. The inability of the Rhode Island Project to offer Class III gaming could create a competitive disadvantage. There can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable to the Company. Given the high level of uncertainty concerning the ability to secure a binding compact or approval of non-compacted gaming, no financing commitments for future capital needs have been obtained as of the date hereof.

         Native American Gaming Competition

         The Native American gaming industry has experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts may become less lucrative to management companies such as the Company as the Tribes have more management companies to choose from. Additionally, many of the Company's competitors are larger and have greater financial resources to fund the development of new Tribal gaming operations and to attract new management contracts.

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

         On February 21, 1996, the Company entered into a stock purchase agreement (the "CMC Agreement") with Casino Magic Corp. ("CMC"), two of CMC's wholly-owned subsidiaries, and CCCD to transfer the ownership of CCCD and substantially all of its assets to a wholly-owned subsidiary of CMC. An Amended Plan of Reorganization (the "Amended CCCD Plan of Reorganization") predicated upon consummation of the CMC Agreement was confirmed by the U.S. Bankruptcy Court in New Orleans, Louisiana and an order of confirmation was entered on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD to a wholly-owned subsidiary of CMC for an aggregate purchase price of $56.5 million, consisting of $15 million cash, $35 million in Purchaser's Notes and the assumption of up to $6.5 million in certain equipment liabilities. The cash and Purchaser's Notes paid by CMC's wholly-owned subsidiary as the purchase price for CCCD were distributed in accordance with the provisions of the Amended CCCD Plan of Reorganization. In connection therewith, $7 million in cash and $28 million in Purchaser's Notes were distributed to First Trust National Association (now Known as U.S. Bank Trust National Association), the indenture trustee ("Indenture Trustee") on account of the Company's 11.5% Senior Secured Notes due in 2001 (the "Old Senior Secured Notes"). The Amended CCCD Plan of Reorganization also provided for the distribution to CCCD's unsecured creditors of the proceeds of all of CCCD's remaining assets not sold to CMC.

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

         In order to restructure the Old Senior Secured Notes, pursuant to negotiations with a steering committee ("Noteholders Steering Committee") representing more than two-thirds of the holders of the Old Senior Secured Notes, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") on December 23, 1996 (the "Petition Date"). The petition did not involve either of the Company's wholly-owned subsidiaries.

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

         The Plan of Reorganization provided for the continuation of the Company. Under the Plan of Reorganization, on the Effective Date the outstanding common stock of the Company (the "Old Common Stock") and the Old Options (as hereinafter defined) were cancelled and the Company, as reorganized, issued 2,000,000 shares of its new common stock, no par value (the "New Common Stock"), to be distributed pursuant to the terms of the Plan of Reorganization.

         The Plan of Reorganization provided generally that creditors of the Company received distributions as follows: (i) holders of Old Senior Secured Notes received in the aggregate (A) on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), their Pro Rata Share (as defined in the Plan of Reorganization) of the Company's 12% Senior Secured Notes due 2001 (the "New Senior Secured Notes") having a principal face amount of $21.45 million and 1,225,000 shares of the New Common Stock, and (B) on account of their unsecured Deficiency Claims (as defined in the Plan of Reorganization) totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims (see subparagraph (iii) below); (ii) holders of Secured Claims (as defined in the Plan of Reorganization) that are not Claims (as defined in the Plan of Reorganization) arising out of Old Senior Secured Notes received, at the option of the Company: (X) such treatment as would leave such holder unimpaired; (Y) payment in full, in cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of (A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions (as defined in the Plan of Reorganization) recovered pursuant to the Plan of Reorganization; and $1,100,000 in New Senior Secured Notes. With respect to Class 4 Claims (as defined in the Plan of Reorganization), the trustee with respect to the Amended Indenture (the "Amended Indenture Trustee") could receive no more than 375,000 shares of New Common Stock and $550,000 in New Senior Secured Notes on account of its allowed Class 4 Claim, and any shares the Amended Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Senior Secured Notes was required to be distributed pro rata to all other holders of Allowed Class 4 Claims. See "Business - Debt After Reorganization" for a description of the New Senior Secured Notes and "Business - Capital Structure" for a description of the Company's current capital structure.

         Holders of the Old Common Stock received their pro rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock (collectively, the "Old Options") were cancelled and holders of such Old Options received no distributions of property on account thereof.

         The Plan of Reorganization provided for the discharge of all claims against the Company and/or the release from liability only of the Company, its officers and employees, its wholly-owned subsidiaries and their respective present and former directors, the Amended Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, the Plan of Reorganization provided for the release by the Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided for under the Plan of Reorganization.

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

                  May 15, 2000       $  4,620,000
                  May 15, 2001         18,480,000

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

         Default Under First Amended Indenture

         The Company's First Amended and Restated Indenture, dated as of March 27, 1997 (the "First Amended Indenture") contemplated that certain actions of the Company require prior notice to (and in certain cases, approval from) a Noteholders Advisory Committee ("Advisory Committee"), including the ability of the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the First Amended Indenture). However, the Advisory Committee never formed, substantially due to the fact that the Company had been notified by several state gaming regulators in states in which the Company conducts business that the breadth and scope of the powers granted to the Advisory Committee in the First Amended Indenture required that the proposed members of the Advisory Committee in the First Amended Indenture be licensed by the appropriate various state gaming regulators.

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

         As detailed in the Joint Motion, the principal changes contained in the Second Amended Indenture are:

         (i) elimination of the Advisory Committee (as defined in the First Amended Indenture);

         (ii) modification of the provisions relating to Excess Cash (as defined in the Second Amended Indenture);

         (iii) changing the date of the sinking fund payment due 2000 from May 28, 2000 to May 15, 2000; and

         (iv) changing the final maturity date from May 28, 2001 to May 15, 2001.

         As also detailed in the Joint Motion, the principal changes to the Second Amended Certificate included the creation of a new class of common stock, Class A Common Stock, and the right of Holders of Class A Common Stock to elect up to four members of the Board, with weighted voting rights for the Class A Director(s) if the holders of the Class A Common Stock elect fewer than four directors. Except for such additional rights of holders of the Class A Common Stock, the New Common Stock and Class A Common Stock share identical rights.

         The modifications to the Plan did not affect the economic interests of any creditor receiving distributions under the Plan, and only impacted the non-economic rights and interests of the holders of the Old Secured Notes. As detailed in the Joint Motion, the Plan was modified to provide that (i) holders of the Old Secured Notes received Class A Common Stock in lieu of New Common Stock on account of their Allowed Secured Claim; and (ii) holders of the Old Secured Notes received Class A Common Stock in lieu of New Common Stock on account of their Allowed Unsecured Claims. These modifications to the Plan did not affect the aggregate number of shares of common stock outstanding. The Class A Common Stock represents 80 percent of the Company's outstanding voting securities and the New Common Stock represents 20 percent of the outstanding voting securities. Only holders of the Class A Common Stock, however, have the right to elect the Class A Directors.

         The Plan was also modified to eliminate the right of the Noteholder Steering Committee to designate members of the Board of Directors.

         The Court also ordered that the Indenture Trustee fix December 7, 1998 as the record date for distribution of the New Secured Notes, Class A Common Stock and other property to the holders of the Old Secured Notes. In compliance with the Court's Order, the Indenture Trustee has made distributions to the holders of the Old Secured Notes and to the general unsecured creditors.

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, Annual Reports on Form 10-K for the annual periods ended June 30, 1997 and June 30, 1998 and Current Report on Form 8-K filed December 18, 1998.

         On December 4, 1998 the Second Amended Certificate was filed with, and deemed effective by, the Secretary of State of New Jersey.

         On December 11, 1998, the Second Amended Indenture was executed by the parties thereto, with an effective date of December 4, 1998.

         Also as of December 4, 1998, Holders entitled to receive a majority of the New Secured Notes waived all defaults existing under the First Amended and Restated Indenture.

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and interest payments of $1,386,000 on May 15, 1998, November 15, 1998 and May 15, 1999.

         Capital Structure Prior To The Reorganization

         Preferred and Common Stock. Prior to the Effective Date, the Company had authorized 5 million shares of preferred stock (the "Old Preferred Stock"), of which no shares were issued. The Old Common Stock of the Company consisted of 75 million authorized shares of which approximately 19 million shares were outstanding immediately prior to the Effective Date. All Old Common Stock and Old Preferred Stock were cancelled on the Effective Date.

         Capital Structure Following the Reorganization

         The Second Amended Certificate authorizes 5 million shares of New Common Stock. On the Effective Date, 2,000,000 shares of New Common Stock were issued to the Company as the disbursing agent under the Plan of Reorganization. The New Common Stock has been distributed to various classes of creditors pursuant to the terms of the Plan of Reorganization. In addition, the Company's executive management has received a total of 200,000 shares pursuant to the Plan of Reorganization.

         Stock Option Plan

         Pursuant to the Plan of Reorganization, the Company cancelled all of its existing stock options and adopted the 1997 Stock Option Plan (the "Stock Option Plan") covering 200,000 shares of the New Common Stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Plan of Reorganization no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Stock Option Plan expires in March 2007. Incentive stock options granted under the Stock Option Plan to employees who are not 10% owners are exercisable for a period of up to ten years from the date of the grant at an exercise price of $1.75 or such lesser amount approved by the Company's noteholders advisory committee. The exercise price may be adjusted subject to certain recapitalization provisions of the Stock Option Plan. Incentive stock options granted under the Stock Option Plan to employees who are 10% shareholders are exercisable for a period of up to five years at the same exercise price provisions. As of June 30, 1999, there were no options granted under the Stock Option Plan.

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

         For purposes of this discussion, the term "Net NOLs" means the amount of NOLs of the particular taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Tax Code ss. 108 and Tax Code ss. 382(1)(5), assuming that Tax Code ss. 382(1)(5) applies, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384. See "Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under the Chapter 11 Reorganization". After taking into account the reorganization of the Company pursuant to the Plan of Reorganization and assuming that Tax Code ss. 382(1)(5) applies as described in more detail in this section "Net Operating Loss Carryforwards", management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1999 are approximately $32,585,000, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards".

         Cancellation of Debt Income Under Tax Code ss. 108.

         Under the Plan of Reorganization, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was canceled. Generally, Tax Code ss. 108 provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code ss. 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the excess amount canceled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the basis of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that approximately $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness of the Company pursuant to the Plan of Reorganization.

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

         After taking into account the reductions and related adjustments to the Gross NOLs under Tax Code ss. 108 and Tax Code ss. 382, assuming that Tax Code ss. 382(1)(5) applies, management of the Company believes that the Net NOLs of the Company and its Subsidiaries as of June 30, 1999 are approximately $32,585,000, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Tax Code ss. 382, and the application of Tax Code Sections 269 and 384, which are described below in this section. See "Risk Factors - Net Operating Loss Carryforwards".

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

         Certain Transferability Restrictions.

         In accordance with Section 10 of the Company's Second Amended Certificate, the Company imposed certain transferability restrictions upon its 5-percent shareholders for purposes of Tax Code ss. 382. These restrictions generally provided that the 5-percent shareholders shall be prohibited from transferring shares of New Common Stock without the consent of a designated Tax Advisor (the "Tax Advisor"). The Tax Advisor shall have no obligation to consent to a transfer unless it determines that the proposed transfer and any related proposed transfers do not create an unreasonable risk of loss of, or material limitation on, the Company's use of its net operating loss carryforwards. In the event that the Tax Advisor is willing to consent to a transfer of New Common Stock by any one shareholder subject to transferability restrictions, the other shareholders subject to equivalent restrictions will be offered the opportunity to engage in a transfer on a ratable basis. These restrictions expired on March 19, 1999, the date that was two years after the Effective Date.

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

Risk Factors

         In addition to other information contained elsewhere in this document, the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1999 should consider carefully the factors set forth below.

         Net Operating Loss Carryforwards. While management believes that the Net NOLs of the Company and its subsidiaries are approximately $32,585,000 as of June 30, 1999 (see "Description of Business - Net Operating Loss Carryforwards - Application of Tax Code ss. 382 Under The Chapter 11 Reorganization"), there are risks that the NOLs may have been significantly diminished or lost as a result of the cancellation of indebtedness occasioned by the Plan of Reorganization and possible subsequent transfers of rights to receive New Common Stock under the Plan of Reorganization to the extent that Tax Code ss. 382(1)(5) does not apply to the ownership change associated with the implementation of the Plan of Reorganization. There are also risks associated with the Company's use of its NOLs to reduce Federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a subsequent "change in ownership" of the Company may occur which would cause the Company to lose all or a substantial portion of the NOLs. Although the Company has attempted to take steps to restrict transfers of New Common Stock in order to avoid a future "change in ownership," there can be no assurance that these steps will be successful. See "Description of Business - Net Operating Loss Carryforwards" and Consolidated Financial Statements.

         Substantial Indebtedness of the Company; Potential Limited Capacity to Satisfy Repayment Obligations. As of June 30, 1999, the total amount of outstanding Company long-term indebtedness was equal to $23,100,000 comprised of the New Senior Secured Notes. As a result of the Company's indebtedness, the Company has significant interest and principal repayment obligations, and substantial cash is required to fulfill these obligations. This level of debt poses a substantial risk to the holders of the Company's securities, including the risk that the Company might not generate sufficient cash flow from existing and future operations to service the Company's debt and the risk that the Company could have limited financial capacity to respond to changes in market conditions, extraordinary or unanticipated capital needs, shortfalls in projected cash flow from operations or other changes. Because of the amount of the Company's indebtedness, the Company's financial condition could be materially adversely affected by a decline in revenues or an increase in expenses. Additionally, the Company believes it will require new sources of cash beyond its existing operations in order to fund the final payment of principal on its New Senior Secured Notes in 2001. Management is currently evaluating the feasibility of refinancing or restructuring the payment terms of its New Senior Secured Notes. There can be no assurance, however, that the Company will be able to refinance or restructure the New Senior Secured Notes or that the terms of any possible refinancing or restructuring will be favorable to the Company.

         Expirations of Management Contracts. With the exception of the Pueblo of Laguna contract, CGMI's other management contracts currently expire in the first half of the year 2000. The ability of the Company to service its debt is highly dependent upon the acquisition of new management contracts. There can be no assurance that the Company will be able to attract a sufficient number of new management contracts to replace existing ones.

        Need for Additional Financing for the Development of Gaming Facilities. The development, management and operation of Native American gaming, other gaming establishments and ancillary and complimentary businesses is time consuming and capital intensive. Substantial capital is needed to finance the licensing, development, construction, architectural, engineering, equipping, legal and accounting fees and operating expenses associated with the management, development and operation of casino gaming establishments. It is anticipated that the Company will require significant additional capital in order to fund future projects, including, without limitation, the Rhode Island Project project. There can be no assurance that such financing will be available or, if available, that the terms thereof will be attractive to the Company. Given the high level of uncertainty concerning the ability to secure a binding compact or approval for non-compacted gaming, no financing commitments for future capital needs have been obtained as of the date hereof.

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

         The Native American gaming industry has also experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts are becoming less lucrative to management companies as Tribes have more management companies to choose from. Additionally, many of the Company's competitors are larger and have greater financial resources than that of the Company to fund the development of new Tribal casinos and attract new management contracts.

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

         Loans to Tribes; Limited Recourse Against Tribes. In general, Native American Tribes do not make any equity investments in the construction, development or equipment of casinos. With respect to existing and future projects, the Company has been or will be required to make loans to Tribes for all or a significant portion of the costs associated with the construction, development, equipment and operation of casinos managed and to be managed by the Company. These loans are not conventional real estate and construction loans subject to customary mortgages and encumbrances. If the casinos that the Company manages do not generate sufficient cash flow, the Company's loans will not be repaid.

         Native American Tribes are sovereign nations and are generally immune from legal proceedings commenced in state or federal courts. Also, congressional policy has mandated limited liability of Native American Tribes in such cases. Thus, the Company's only recourse for collection of indebtedness from a Tribe or money damages for breach or wrongful termination of a management contract would be from revenues, if any, from casino operations. Although CGMI and CDGC normally seek and obtain limited waivers of sovereign immunity from Tribes, these waivers are difficult to enforce, particularly prior to receipt of NIGC or, if applicable, Bureau of the Interior approval of a management contract. In the event that the Company should make loans to a Native American Tribe, the Company may be required to subordinate such Tribal loans and other distributions due the Company from the Tribe to other obligations of the Tribe related to that casino. Accordingly, in the event of a default by the Tribe, the Company's loans to that Tribe may not be repaid until the Tribe's senior creditors have been repaid in full.

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

         The NIGC regulations provide detailed requirements as to certain provisions which must be included in management contracts, including a term not to exceed five years except, upon the request of a Tribe, a term of seven years may be allowed by the NIGC Chairman if the Chairman is satisfied that the capital investment and income projections for the gaming facility require the additional time. In connection with the Pueblo of Laguna Contract, there can be no assurance that the NIGC will approve a term of seven (7) years for the management agreement. Further, the fee received by the manager of a gaming facility may not exceed 30% of the net revenues except that a fee of 40% of net revenues may be approved if the NIGC Chairman is satisfied that the capital investment and income projections for the gaming facility justifies the additional fee.

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

         The Second Amended Indenture. The Company is subject to certain restrictive covenants pursuant to the Amended Indenture. The Company is also required to repurchase the New Senior Secured Notes under certain conditions. See "Business--Debt After Reorganization--Description of Second Amended Indenture."

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

         Repurchase of Securities Relating to Gaming Matters. Persons who acquire beneficial ownership of the Company's securities may be subject to certain reporting and qualification procedures established by regulatory authorities. Such regulatory scrutiny and related limitations could adversely affect the marketability of the Company's securities. The Second Amended Indenture provides that the New Senior Secured Notes may be redeemed by the Company at par from holders of Senior Secured Notes if the Company believes such action is required to prevent impairment of a material gaming license and in certain other circumstances. The Company has amended its Certificate of Incorporation to provide that if the Company reasonably determines that ownership of its securities by any person or entity will either preclude, interfere with, threaten or delay the issuance of or jeopardize the maintenance and existence of any gaming license or result in the imposition of burdensome terms or conditions on such license, the Company will have certain rights to repurchase such securities or to require the sale of such securities. Accordingly, in certain situations, a holder of such securities could be subject to the risk of forfeiture or compelled sale.

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

Employees

         The Company and its subsidiaries had 5 employees at fiscal year ended June 30, 1999.

ITEM 2. PROPERTIES

         CGMI leases 2,646 square feet of office space in Phoenix, Arizona pursuant to a lease agreement which expires December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

         Pursuant to the Plan, all legal proceedings against the parent company prior to the Effective Date of May 28, 1997 were settled pursuant to the Plan. As a result there was no material litigation pending against the Company on June 30, 1999. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time.

      1. Muckleshoot Litigation

         On January 30, 1998 the Muckleshoot Tribal Council purported to terminate the Company's management contract on grounds that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Subsequently, the WSGC had notified the Muckleshoot Tribe that the Company remained in good standing with the WSGC and would be immediately re-certified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license and such license was subsequently issued and remains in full force and effect.

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

Reorganization of the Company

         For further details on the Company's reorganization and for information regarding the reorganization of CCCD, a former subsidiary of the Company, see "Business-Reorganization".

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 1999, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Through June 24, 1997, the New Common Stock was eligible for trading on the OTC-Electronic Bulletin Board. On June 25, 1997, the New Common Stock was de-listed from the OTC-Electronic Bulletin Board by NASDAQ because there were no longer any market makers for the New Common Stock. There can be no assurance that the Company will be able to attract a sufficient number of market makers for the New Common Stock to be re-listed on the OTC Electronic Bulletin Board or that NASDAQ will approve an application by the Company for re-listing. As of the date hereof, there is no established public trading market for the New Common Stock.

         As of June 30, 1999, there were 347 holders of record of the New Common Stock.

         The Company is currently authorized under its Certificate of Incorporation to issue up to 5,000,000 shares of New Common Stock.

         The following table sets forth the range of high and low bid prices for the Common Stock, as reported by the NASDAQ Stock

Market for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.



                             Common Stock
Calendar Quarter              High    Low
1995:
     Third Quarter          $0.69    $0.16
     Fourth Quarter         $0.38    $0.07

1996:
     First Quarter          $0.30    $0.10
     Second Quarter         $0.30    $0.13
     Third Quarter          $0.14    $0.06
     Fourth Quarter         $0.12    $0.02

1997:
     First Quarter          $0.08    $0.01
     Second Quarter*        $0.03    $0.125

         * -- On June 25, 1997, the New Common Stock was de-listed from the OTC-Electronic Bulletin Board by NASDAQ, accordingly, subsequent balances have not been updated.

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

         There is no established trading market for the Senior Secured Notes.

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

IN THOUSANDS, EXCEPT SHARE DATA


---------------------------------------------------------------------------------------------------------------------------
                                                         REORGANIZED                  |
                                                           COMPANY                    |          PREDECESSOR COMPANY
                                              ----------------------------------------|   ---------------------------------
                                                                                      |
Statement of Operations                        Year         Year           May 29,    |
Data (1)(2)                                    Ended        Ended          1997       |
                                               June         June           Through    |  July 1, 1996
                                               30,          30,            June 30,   |  Through
                                               1999         1998           1997(A)    |  May 28, 1997  Years Ended June 30,
                                                                                      |                 -------------------
                                                                                      |                  1996        1995
--------------------------------------------------------------------------------------|------------------------------------
                                                                                      |
Gross Revenues                                 $7,264       $ 8,150           $ 753   |    $ 7,447    $ 7,663     $ 10,637
Operating Expenses                              6,116        12,881           1,921   |      7,238     14,441      111,908
Reorganization Items (Expense)                    --            --             --     |     50,805       (600)        --
Other Income (Expense)                            112        (2,087)           (168)  |     (6,603)     3,660      (15,605)
(Loss)Income Before Extraordinary Items(3)        842        (7,154)         (1,351)  |     44,288     (4,039)    (116,876)
Loss on Early Extinguishment of Debt              --            --              --    |     (1,998)       --          --
Gain From Reorganization Items                    --            --              --    |    103,464        --          --
Net (Loss) Income                                 842        (7,154)         (1,351)  |    145,754     (4,039)    (117,709)
--------------------------------------------------------------------------------------|------------------------------------
Earnings Per Share:(B)                                                                |
Income (Loss) Before Extraordinary Item         $0.43        ($3.82)         ($0.72)  |        N/A        N/A          N/A
Income From Discontinued Operations                --           --             --     |        N/A        N/A          N/A
Gain From Reorganization Items                     --           --             --     |        N/A        N/A          N/A
Net (Loss) Income                               $0.43        ($3.82)         ($0.72)  |        N/A        N/A          N/A
Weighted Average Shares Outstanding(A)(B)   1,939,178     1,872,694       1,866,667   |        N/A        N/A          N/A
                                                                                      |
                                                                                      |
--------------------------------------------------------------------------------------|------------------------------------

----------------------------------------------------------------------------------------------------------
                                                    REORGANIZED              |
                                                      COMPANY                |
                                           ------------------------------    |      PREDECESSOR COMPANY
                                                   AS OF JUNE 30,            |         AS OF JUNE 30,
                                           ------------------------------    |   -------------------------
BALANCE SHEET DATA (1):                      1999      1998         1997     |    1996         1995
-----------------------------------------------------------------------------|----------------------------
                                                                             |
Working Capital (Deficit) (3)               5,942     5,991         6,431    |   (118,020)    (143,893)
Total Assets                               17,229    16,721        25,114    |     60,048       82,977
Long-Term Debt (3)                         18,240    23,100        23,100    |      --          20,293
Total Liabilities                          24,192    24,826        26,065    |    160,308      179,199
Stockholder's Equity (Deficit)             (6,963)   (8,105)         (951)   |   (100,260)     (96,222)
Ratio of Earnings to Fixed Charges             (4)       (4)           (4)   |         (4)          (4)
-----------------------------------------------------------------------------|----------------------------

(1) As a result of the closure of the River City Joint Venture in 1995 and the Company's reorganization in 1997, the comparability and informative value of information reflected in the forgoing selected financial data with respect to the fiscal years ended June 30, 1997 and 1995 may not be meaningful for the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(2) Includes non-recurring income of $4,196,000 at June 30, 1995 received by the Company in connection with discontinued operations.

(3) As a result of the closure of the River City Joint Venture in New Orleans in June 1995, substantial write-downs of assets cost were recorded contributing to a significant loss from the closure. The working capital deficit at June 30, 1996 and 1995 includes the classification of $124,020,000 and $123,377,000 respectively in Senior Secured Notes as current and $19,000,000 in unsecured notes as current in 1996.

(4) Earnings are inadequate to cover fixed charges.

(A) Commencement of fresh start reporting in connection with the consummation of the Company's reorganization after the Effective Date. See "Business Reorganization" for further details.

(B) The weighted average number of common shares outstanding and net income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh-start reporting, they are not comparable to subsequent periods and are therefore irrelevant. See "Business Reorganization" for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

         As a result of the sale of the Company's former unrelated business and disposal of certain gaming operations as well as the reorganization of the Company's indebtedness, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 1999 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in this Annual Report on Form 10-K in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash: For the fiscal year ended June 30, 1999, the Company had a net decrease in cash and cash equivalents of $58,000, of which $2,495,000 was provided by Company operating activities, and $2,553,000 was used in Company investing activities.

         Operating Activities: Cash flows from operating activities for fiscal year 1999 were provided by (i) Native American casino management fees of approximately

$7,264,000, and (ii) interest income of $487,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $842,000 to net cash flows used in operating activities include (i) depreciation and amortization of $2,238,000, (ii) Muckleshoot Settlement payments of $2,150,000 (see Footnote [6] to the Consolidated Financial Statements), (iii) a decrease in Native American management fees and other receivables of $62,000, (iv) a decrease in interest receivable of $5,000, (v) a decrease in prepaid expenses and other assets of $17,000, (vi) the write-off of investment in Muckleshoot management agreement of $815,000, (vii) an increase in related party payable of $62,000, (viii) an increase of $70,000 for federal income taxes payable, and
(ix) an increase of $110,000 for state income taxes payable.

         Significant operating activity cash outflows required to reconcile the Company's GAAP, accrual net income to net cash flows used in operating activities include (i) Muckleshoot settlement of $3,300,000 (see Footnote [6] to the audited Consolidated Financial Statements), (ii) a decrease in accounts payable and accrued expenses of $522,000, and (iii) a decrease in accrued interest payable of $54,000. The decrease in accounts payable and accrued expenses is primarily attributable to fewer accounts payable outstanding as of June 30, 1999 due to the payment of legal fees associated with the resolution of the Muckleshoot legal proceedings, and the payment of accounts payable balances related to the Narragansett Indian Tribe's attempt to achieve an approved compact, both of which created a larger accounts payable balance in fiscal 1998.

         Investing Activities: For the year ended June 30, 1999, the Company used $2,553,000 in net cash flows for investing activities. Cash flows from investing activities were provided by (i) $2,252,000 in repayment of Native American loans/advances, (ii) decreased by $3,436,000 for an increase in restricted funds, and (iii) decreased by $1,369,000 for an increase in deferred charges relating to the Dancing Eagle Casino project in fiscal 1999.

         Financing Activities: The Company did not have any financing activities for the fiscal year ended June 30, 1999.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees and the receipt of debt service payments on the Native American loans. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Tonto Apache Casino loan in April 2000. As of June 30, 1999, the Muckleshoot Casino does not have a loan receivable balance payable to the Company. In the event conditions arise, for whatever reasons, that cause a reduction or elimination in such sources of cash, the Company may not be able to continue operations or service its debt.

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 300 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. Construction of the Dancing Eagle Casino Project is expected to commence by October 1999 and the facility is anticipated to open in the first quarter of calendar year 2000.

         The Company currently anticipates using a portion of its cash on-hand to finance certain aspects of the new Dancing Eagle Casino Project. Company funds utilized for the Laguna Project will be repaid by the Dancing Eagle Casino Project over an anticipated three year period.

         Capital Requirements. The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, installment payments on the Muckleshoot settlement, and management fees and principal and interest loan repayments from the proposed Dancing Eagle Casino Project. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with Tonto Apache and cash and cash equivalents at June 30, 1999 of $4,440,000 and restricted cash of $3,977,000, will provide the Company with its only sources of cash for the approximately ten months remaining on the Tonto Apache and Umatilla contracts. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs (including the Rhode Island Project and Dancing Eagle Casino projects) as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, excluding the planned Dancing Eagle Casino anticipated to open in the first calendar quarter of 2000, and to fund the construction costs of the Rhode Island Project, if and when a gaming facility is approved in Rhode Island, it is anticipated that the Company will require significant additional capital. The Company believes that should any new projects become available or if the gaming facility is approved for Rhode Island, the Company will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in developing Class III gaming facilities including obtaining financing of the Dancing Eagle Casino, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. Given the high level of uncertainty concerning the prospects of new development projects and/or the Narragansett Indian Tribe's ability to secure a binding compact or approval for non-compacted gaming, no financing commitments have been obtained as of the date of this filing. Further, the timing of any new capital requirements cannot be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and currently planned expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.


         Description of Second Amended Indenture.

         See Item 1. Business -- "Description of Second Amended Indenture".


         Default Under First Amended Indenture

         See Item 1. Business -- "Default under First Amended Indenture."


         Court Approval of Modification of Plan and Second Amended Indenture

         See Item 1. Business -- "Court Approval of Modification of Plan and Second Amended Indenture."

RESULTS OF OPERATIONS

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

         In September 1999 management of the Company streamlined and reorganized and began implementation of a business strategy designed to achieve the following goals: (i) increase revenues at the Company's managed casinos, (ii) finance and develop the Dancing Eagle Casino project, (iii) build cash for use in debt service and for future projects, (iv) further develop the Rhode Island Project, (v) seek and obtain new project opportunities, (vi) decrease operating expenses instituted by prior management and (viii) seek out ways to refinance or restructure the Company's existing indebtedness. The progress of the Company's new business strategy is reflected in the section "Fiscal 1999 compared to Fiscal 1998" below.

         On the Petition Date, the Company, apart from its subsidiaries, filed a voluntary petition for relief and a Plan of Reorganization under Chapter 11 of the Bankruptcy Code. As contemplated by the Plan of Reorganization, on the Effective Date, the Company emerged from Chapter 11 and consummated the Plan of Reorganization.

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

         As a consequence of the implementation of its business plan, including the resultant consolidation of operations, the Company effected a change in the method used to distribute operating expenses among the Company and its subsidiaries. Effective in June 1997, all staffing costs (with the exception of officers of the Company), selling, and most general and administrative expenses of the Company are charged to CGMI as the primary operating entity of the Company. The Company's officers payroll expenses and public company general and administrative expenses are charged to the Company. CDGC continues to be charged with the expenses relating to the development of the Rhode Island project. Accordingly, the results of operations for each of the entities of the reorganized Company are not necessarily comparable to that of the predecessor Company. As such, the following discussion of the results of operations for fiscal 1999 as compared to fiscal 1998, and fiscal 1998 as compared to fiscal 1997 is presented on a consolidated basis only.

FISCAL 1999 COMPARED TO FISCAL 1998

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                                       FISCAL              FISCAL
                                                        1999                1998
                                                    -----------        ------------
REVENUES:
     Native American Casino Management Fees         $ 7,264,000         $ 8,150,000
                                                    -----------        ------------
COSTS & EXPENSES
     Salaries & Related Costs                         1,588,000           3,284,000
     Native American Gaming Development Costs           566,000           2,317,000
     Professional Fees                                1,274,000           1,380,000
     General & Administrative                           450,000           1,447,000
     Depreciation & Amortization                      2,238,000           3,153,000
     Write-down of Excess Reorganization Value               --           1,300,000
                                                    -----------        ------------
   TOTAL COSTS & EXPENSES                             6,116,000          12,881,000
                                                    -----------        ------------
INCOME (LOSS) FROM OPERATIONS                         1,148,000          (4,731,000)


OTHER INCOME (EXPENSE)
       Muckleshoot Settlement, Net                    2,285,000                  --
       Interest Income                                  487,000             798,000
       Other Income                                      40,000                  --
       Interest Expense                              (2,700,000)         (2,885,000)
                                                    -----------        ------------
   TOTAL OTHER INCOME (EXPENSE)                         112,000          (2,087,000)
                                                    -----------        ------------
INCOME (LOSS) BEFORE INCOME TAX                       1,260,000          (6,818,000)
                                                    -----------        ------------
INCOME TAXES                                            418,000             336,000
                                                    -----------        ------------

NET INCOME (LOSS)                                   $   842,000        $ (7,154,000)
                                                    ===========        ============

Income From Operations

         Income from operations for the year ended June 30, 1999 was $1,148,000, compared to a loss of $4,731,000 for the year ended June 30, 1998, an increase of $5,879,000 or 124.3%. This increase in income from operations is due to (i) a decrease in revenues of $886,000, and (ii) a decrease in operating expenses of $6,765,000.

Revenues

         Revenues for the year ended June 30, 1999 and 1998 are summarized as follows:

                                        FISCAL YEAR         FISCAL YEAR
                                           ENDED              ENDED
FACILITY                                  6/30/99             6/30/98               VARIANCE $         VARIANCE %
--------                                   ----                ----                 ----------         ----------
Muckleshoot Casino Management Fees             --           $1,120,000             $(1,120,000)         (100.0%)
Tonto Apache Management Fees            2,335,000            2,275,000                  60,000             2.6%
Umatilla Management Fees                4,929,000            4,755,000                 174,000             3.7%
                                       ----------           ----------             -----------          -------
Total Revenues                         $7,264,000           $8,150,000             $  (886,000)          (10.9%)
                                       ----------           ----------             -----------          -------



         Total revenues for fiscal year 1999, consisting of management fees from the Company's managed gaming facilities, was $7,264,000, a decrease of $886,000 or 10.9% over the year ended June 30, 1998. The decrease in management fees is due primarily to the combination of two factors, (i) a decrease in revenues from the Muckleshoot Casino of $1,120,000 due to the termination and settlement of the Muckleshoot management agreement, as explained in Note [6] to the audited consolidated financial statements contained herein, and (ii) increased revenues from the Umatilla and Tonto Apache Casinos of $174,000 and $60,000 respectively, which was a result of effective marketing and cost control procedures in the managed casinos.

Costs and Expenses

         Salaries and related costs decreased approximately $1.7 million, or 51.6% in fiscal 1999 as compared to fiscal 1998. This decrease is primarily attributable to (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

         Native American Development costs decreased $1,751,000, or 75.6% from $2,317,000 in fiscal 1998 to $566,000 in fiscal 1999. The decrease in Native American development costs was due to decreased legal fees incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position toward an approved gaming Compact.

         Professional fees decreased $106,000, or 7.7% in fiscal 1999, decreasing from approximately $1.38 million in fiscal 1998 to $1.27 million in fiscal 1999. The overall decrease in legal expenses is primarily attributable to the combination of four factors, (i) increased legal fees incurred in the finalizing of the Second Amended Indenture, (ii) increased legal fees associated with the Muckleshoot settlement which was finalized in July 1998, (iii) professional fees incurred relating to the establishment of the Dancing Eagle Casino Project, and (iv) decreased by management's continuing efforts to reduce legal costs in all categories.

         General and Administrative expenses decreased approximately $997,000, from approximately $1,447,000 in fiscal 1998 to $450,000 in fiscal 1999. This 68.9% decrease is due to reduced expenses associated with the streamlining of the Company's operations and new management's cost-effective philosophy.

         Depreciation and amortization decreased approximately $915,000 in fiscal 1999, a 29.0% decrease from the $3,153,000 balance in fiscal 1998. The decrease in depreciation and amortization expense is primarily due to (i) the write-off of the Muckleshoot deferred charges on July 20, 1998 (see Note [6] to the Company's audited consolidated financial statements contained herein), and
(ii) the write-down of Excess Reorganization Costs in fiscal 1998 and the subsequent recalculated amortization of the remaining balance which resulted in lower amortization expenses in fiscal 1999.

       On June 30, 1998, the Company recorded a non-cash impairment loss of $1.3 million related to the write-down of the Company's excess reorganization value in accordance with Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The excess reorganization value was written down to its estimated fair market value based on the Company's discounted operating cash flows anticipated to be earned through May 2001, the end of the asset's estimated life. The remaining net unamortized value of the excess reorganization value will be amortized over the remaining 35 months of the assets' useful life (see footnote [8] to the Company's audited consolidated financial statements contained herein).

Other Income and Expense Items

         The other income line item, Muckleshoot Settlement - Net for $2,285,000, represents the net gain to the Company for fiscal year 1999, associated with the Muckleshoot settlement (see note [6] to the Company's audited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the company as of June 30, 1998, less the unamortized balance of the deferred asset Investment in Muckleshoot Agreement, of approximately $815,000.

         Interest Income declined 39.0% from $798,000 in fiscal 1998 to $487,000 in fiscal 1999. The decrease in interest income is the collective result of two factors, (i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding during fiscal year 1999, which resulted in a nominal increase in interest income, and (ii) lesser interest income from the Native American loans due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan and the normal monthly amortization of the Tonto Apache Casino Loan, which resulted in lower interest income.

         Other income of $40,000 recorded in fiscal 1999 represents the receipt by the Company of a settlement payment on a gain contingency settled during the year.

         Interest expense decreased $185,000 or 6.4% from $2,885,000 reported in fiscal 1998. The decrease is due to the reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 1999 and 1998 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

Provision for Income Tax Expense

         As discussed in "Business - Net Operating Loss Carryforwards", management of the Company believes that the Company and its subsidiaries possess Net NOLs as of June 30, 1999 of approximately $32,585,000 for federal income tax purposes after taking into account the reorganization of the Company pursuant to the Plan and assuming that Tax Code ss. 382(1)(5) applies, although no assurance can be given that the Company will be able to utilize these NOLs. See "Risk Factors - Net Operating Loss Carryforwards". For financial statement purposes, a deferred tax benefit with respect to such NOLs could not be recorded on the balance sheet of the Company because any realization of the NOLs cannot be assured at this time and the amount cannot be estimated.

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



         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                                                                |      REORGANIZED            PREDECESSOR
                                                                                |         COMPANY               COMPANY
                                                 FISCAL           FISCAL        |      MAY 29, 1997 -         JULY 1, 1996-
                                                  1998           1997 (1)       |     JUNE 30, 1997           MAY 28, 1997
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
                                               ==========       ===========     |      ==========            ===========

(1) Reorganized Company and Predecessor Company combined.


Revenues

         Revenues for the years ended June 30, 1998 and 1997 are summarized as follows:


                                        FISCAL YEAR         FISCAL YEAR
                                           ENDED               ENDED
FACILITY                                 06/30/98            06/30/97            VARIANCE $         VARIANCE %
                                         --------            --------            ----------         ----------
   Tonto Apache Management Fees         $2,276,000         $2,055,000           $  221,000             10.8%
   Umatilla Management Fees              4,754,000          3,866,000              888,000             23.0%
   Muckleshoot Management Fees           1,120,000          2,268,000           (1,148,000)           (50.6)%
   Other                                         0             11,000              (11,000)          (100.0)%
                                       -----------         ----------           ----------           ------

   Total Revenues                       $8,150,000         $8,200,000           $  (50,000)              0.6%
                                       -----------         ----------           ----------           ------

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

        Native American Development costs decreased $125,000, or 5.1% from $2.44 million in fiscal 1997 to $2.32 million in fiscal 1998. The preponderance of Native American development costs were for the benefit of the Rhode Island Project Indian Tribe in Rhode Island in their furtherance of obtaining an approved gaming Compact as described in footnote [7] of the Company's consolidated financial statements contained herein. The nominal decrease in expenditures is due to decreased legal expenditures associated with the Rhode Island Project Indian Tribe's attempt to further their position toward an approved Compact.

         Professional fees decreased $476,000, or 25.6% in fiscal 1998, decreasing from approximately $1.86 million in fiscal 1997 to $1.38 million in fiscal 1997. The decrease in legal expenses is primarily attributable to reduced legal activity of the Company following the Company's emergence from Chapter 11 Bankruptcy and consummation of its Plan of Reorganization.

         General and Administrative expenses decreased approximately $400,000, from approximately $1.86 million in fiscal 1997 to $1.45 million in fiscal 1998. This 22.1% decrease is due to reduced expenses associated with the streamlining of the Company's operations after the consummation of the Plan of Reorganization, including the consolidation of all office functions to Phoenix, Arizona, as well as the Company's overall efforts to control expenses.

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

         On June 30, 1998, the Company recorded a non-cash impairment loss of $1.3 million related to the write-down of the Company's excess reorganization value in accordance with Statement of Accounting Standards No. 121 -- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The excess reorganization value was written down to its estimated fair market value based on the Company's discounted operating cash flows anticipated to be earned through May 2001, the end of the assets' estimated life. The remaining net unamortized value of the excess reorganization value will be amortized over the remaining 35 months of the assets' useful life (see footnote [8] to the Company's consolidated financial statements contained herein).

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

         Interest expense for the fiscal year ended June 30, 1997 is composed of the following: (i) Old Senior Secured Notes - $5,929,000, (ii) New Senior Secured Notes - $251,000, (iii) amortization of original issue discount and deferred finance charges - $813,000, (iv) Republic Note Payable - $1,050,000 and, (v) CGMI equipment notes - $50,000.

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
                                                                  ============

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's portfolio of marketable securities includes numerous issuers, varying types of securities and maturities. Due to the short-term nature of the portfolio, the fair value of the Company's portfolio of marketable securities would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. The Company does not hold or issue derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information appears in a separate section of this Annual Report on Form 10-K for the fiscal year ended June 30, 1999 following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 16, 1999, the Company engaged Toback Certified Public Accountants, a Phoenix-based certified public accounting firm, as its accountants to replace Moore Stephens, P.C., a New Jersey certified public accounting firm. The Company's Board of Directors approved the selection of Toback Certified Public Accountants as the Company's new accountants. The change in the Company's accountants was necessitated by the Company's relocation of its New Jersey offices to Phoenix, Arizona and was not as a result of any resignation, adverse opinion or disagreement with the Company's former accountants.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:


         Name                        Age    Position                                                 Class
         Charles B. Brewer           51     Chairman                                                 Class A

         Michael W. Barozzi          51     President and Chief Operating Officer and Director       Common

         Col. Clinton L. Pagano      71     Director                                                 Common
         (Retired)

         William S. Papazian         37     Executive Vice President and General Counsel,
                                            Corporate Secretary and Director                         Common


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

         Col. Clinton L. Pagano (retired) was appointed Executive Vice President of Compliance and a Director of the Company in November 1992. Col. Pagano became an outside director to the Company in January 1999. Col. Pagano was the Superintendent of the New Jersey State Police from 1975 to 1990, during the tenures of two Governors. During 1990 and 1991, Col. Pagano was Director of the New Jersey Division of Motor Vehicles, a position he was appointed to by a third New Jersey Governor. Col. Pagano has over 35 years of law enforcement experience including the implementation in New Jersey of a coordinated State and Federal organized crime control program. During his tenure as Superintendent of the New Jersey State Police, Col. Pagano was the State Director of Emergency Management, a Federal crisis management program, and was also responsible for developing and implementing various security programs for the New Jersey Sports and Exposition Authority. Col. Pagano also served as a member of the Board of Directors of Digital Products Corporation of Florida from December 10, 1992 to January 13, 1997, and was Chairman from February 14, 1996 to January 13, 1997.

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

         The Company knows of no family relationships between any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. For information regarding the procedures for the election of directors contained in the Second Amended Indenture and Second Amended Certificate, see Item 1. Business -- "Court Approval of Modification of Plan and Second Amended Indenture."

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

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation to, earned by, or paid to the Company's Chief Executive Officer, and all executive officers of the Company. Set forth below is such information with respect to the Company and all of its subsidiaries.


                          SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       SECURITIES
NAME AND        FISCAL                                      OTHER     RESTRICTED       UNDERLYING          LONG                ALL
PRINCIPAL         YEAR                                     ANNUAL          STOCK     OPTIONS/SARS          TERM              OTHER
POSITION         ENDED       SALARY          BONUS   COMPENSATION         AWARDS(7)      GRANTED(8)(9)  PAYOUTS       COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
Edward M.     06/30/99     345,833               0              0              0                0         0            5,319(13)
Tracy(1)      06/30/98     585,417               0        131,667(10/5)        0                0         0          323,707(13/16)
Chairman and  06/30/97     495,000         333,333        272,667(6)           0                0         0          216,250(10/12)
Chief
Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------
Michael       06/30/99     291,667(17)           0            0(18)        100,000              0         0          10,320(13)
Barozzi(2)    06/30/98     200,000(2)            0        $91,667(10/15)         0              0         0           1,152(13)
President     06/30/97
and Chief
Operating
Officer
------------------------------------------------------------------------------------------------------------------------------------
William S.    06/30/99     291,667(17)           0              0(18)      100,000              0         0            8,825(13)
Papazian(3)   06/30/98     304,167               0         41,661(10/15)         0              0         0          169,481(11/13)
Executive     06/30/97     210,000         166,667        127,333(6)             0              0         0           16,667(10/13)
Vice
President,
General
Counsel,
Secretary
and
Director
------------------------------------------------------------------------------------------------------------------------------------
Clinton L.    06/30/99      87,500               0              0              0                0         0           10,877(14)
Pagano(4)     06/30/98     129,167               0         37,500(10/15)       0                0         0           12,540(14)
Executive     06/30/97     100,000               0              0              0                0         0           14,268(14)
Vice
President
and
Director
------------------------------------------------------------------------------------------------------------------------------------
Bradley A.    06/30/99      70,833               0              0              0                0         0                0
Denton(5)     06/30/98      32,513               0              0              0                0         0                0
Vice          06/30/97
President
and Chief
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------

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

(4) Mr. Pagano was appointed Executive Vice President of Compliance and a member of the Board of Directors of the Company on October 17, 1993. Mr. Pagano resigned as Executive Vice President of Compliance on January 1, 1999, but remains on the Board of Directors of the Company as an Outside Director.

(5) Mr. Denton was appointed Vice President and Chief Financial Officer of the Company on April 1, 1998. Mr. Denton resigned as Vice President and Chief Financial Officer on November 13, 1998.

(6)  Payments made by the Company to cover income taxes.

(7) The total value recorded by the Company for the initial installments of the stock grants was $13,000. In January 1999 Mr. Barozzi and Mr. Papazian were each awarded 100,000 shares of common stock, 66,667 shares of which to each of Mr. Barozzi and Mr. Papazian respectively, were immediately vested. Mr. Barozzi and Mr. Papazian each vested in the remaining 33,333 shares of common stock, respectively, in May 1999.

(8) Pursuant to the Stock Option Plan, ten percent (10%) of the Company's issued and outstanding stock has been reserved for issuance to management as incentive stock options. The Board of Directors has not, as yet, issued any such options.

(9) All stock options of past and present management were cancelled in connection with the Plan of Reorganization.


(10) Vacation paid in lieu of time off.

(11) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Papazian was loaned $83,333 as an advance against the confirmation award. Mr. Papazian was subsequently paid $161,957, the net proceeds of which were used to repay the loan. Also includes certain relocation expenses.

(12) On July 18, 1996, $175,000 was paid to Mr. Tracy in lieu of the Company's unfulfilled commitment to purchase Director's and Officer's Liability insurance.

(13) Automobile lease and term group life insurance.

(14) Miscellaneous fringe benefits paid relating to automobile allowance and medical insurance.

(15) Retroactive payroll per the terms of employment agreement.

(16) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Tracy was loaned $166,667 as an advance against the confirmation award. Mr. Tracy was subsequently paid $320,313, the net proceeds of which were used to repay the loan. Additionally, pursuant to the Plan of Reorganization Mr. Tracy was entitled to receive $366,667 in New Senior Secured Notes. Mr. Tracy released the Company of this obligation in connection with his resignation from the Company in August 1998.

(17) As reflected in the Summary Compensation Table for fiscal year ended 6/30/99, Mr. Barozzi and Mr. Papazian each took a $50,000 voluntary reduction in base salary to $275,000 in September 1998.

(18) On January 8, 1999, the Company placed $125,000 in principal amount of Senior Secured Notes ("Incentive Notes") in the name of employee to be held in escrow and not vested as to principal until May 15, 2000. If employee voluntarily resigns or is terminated for cause prior to May 15, 2000, the Incentive Notes will not vest and will be deemed forfeited. All regular interest payments (May 15 and November 15) on the Incentive Notes are deemed earned by employee when paid.

Option/SAR Grants in the Fiscal Year Ended June 30, 1999

         In the fiscal year ended June 30, 1999, no stock options or SARs were granted to any of the Company's executive officers named in the Summary Compensation Table.

Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 1999, and June 30, 1999 Option/SAR Values

         In the fiscal year ended June 30, 1999 no stock options or SARs were exercised by any of the Company's executive officers named in the Summary Compensation Table and no stock options or SARs were held as of June 30, 1998 by any of such named executive officers. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1999.

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

Compensation of Directors

         Chairman Charles B. Brewer is entitled to Director's fees as an outside director at a rate of $75,000 per annum commencing September 1, 1998. Col. Pagano receives Director's fees at the rate of $90,000 for the period January 1, 1999 through December 31, 1999 and $60,000 for the period January 1, 2000 through December 31, 2000. Director's are also reimbursed for their expenses in connection with their attendance at each Board meeting or otherwise incurred in performance of their duties as Directors.

         Michael W. Barozzi and William S. Papazian are Directors of the Company and also employees of the Company, and are compensated as employees under the terms of employment agreements discussed in this report and described in the Summary Compensation Table hereinabove.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

         The Company entered into employment agreements with Michael W. Barozzi, the Company's President and Chief Operating Officer, and William S. Papazian, the Company's Executive Vice President and General Counsel, in December 1998, which provide for, among other things, a rolling term of one (1) year. Mr. Barozzi's and Mr. Papazian's annual salary are each currently $275,000. Mr. Barozzi's and Mr. Papazian's employment agreements each have change in control provisions which provide that upon a Change in Control (as defined in such agreements), employee may terminate his employment for Good Reason which is defined to mean any of the following: (i) assignment of duties materially inconsistent with employee's position, (ii) dimunition in employee's position, duties, responsibilities or status, (iii) change in title or reporting responsibilities, (iv) any removal of employee or failure to reelect employee to his position, (v) a reduction in employee's base salary or failure to increase employee's base salary under certain circumstances, (vi) failure by the Company to continue any benefit plan or fringe benefit or materially adversely affect employee's participation in such benefit plan or fringe benefit and failure of the Company to abide by material terms of the agreement. Upon termination by employee for Good Reason, employee shall be entitled to (i) base salary through the date of termination and (ii) severance pay equal to employee's base salary in effect for one year, in 24 equal semi-monthly payments on the 15th and last day of each month.

Repricing of Stock Options

         There have been no repricing of stock options in the fiscal year ended June 30, 1999. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan of Reorganization and there were no stock options issued and outstanding as of June 30, 1999.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         As of June 30, 1999 the Company's Chairman, Charles B. Brewer, served as the sole member of the Executive Compensation Committee. The Executive Compensation Committee is responsible for setting all Company policies with respect to compensation of executive officers and directors, as well as for determining changes to the compensation level of such officers and directors.

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


THE EXECUTIVE COMPENSATION PROGRAM

         Report from Board of Directors on Executive Compensation

         This report is furnished by the Board of Directors of the Company. During the fiscal year ended June 30, 1999, management of the Company spent significant time and energies implementing the Company's business strategy including developing and financing the Company's Dancing Eagle Casino project in New Mexico, maintaining existing Tribal contracts following a reorganization of management, negotiating and implementing the Company's Second Amended Indenture, and streamlining operations and costs significantly such that the Company has experienced its first year of profitable operations. The Executive Compensation Committee of the Board of Directors did not issue any reports in fiscal 1999. Accordingly, compensation paid to executive officers of the Company was determined pursuant to Employment Agreements entered into with management in December 1998. These agreements reflected, among other things, voluntary reductions in salary by management which occurred in September 1998, the issuance of 200,000 shares of stock, collectively, to management and the contingent issuance of $250,000 in New Senior Secured Notes, collectively, to management. Other than the Stock Option Plan, the Company currently maintains no formal executive compensation program. No options have been issued pursuant to the Stock Option Plan.

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

         The graph assumes $100 was invested on June 30, 1992 in shares of Common Stock and stocks comprising the S&P 500 Index and the peer group. (As the Company's stock was de-listed effective June 25, 1997 from the NASDAQ OTC Bulletin Board due to a lack of market makers for the Company's common stock, data for the fiscal years ended June 30, 1998 and June 30, 1999 are excluded from the chart.)


                                               S&P 500              Peer Group
                        Company                 Index                Composite
                        -------                -------              ----------
      6/30/92           $100.00                $100.00               $100.00
      6/30/93            900.00                 110.39                125.82
      6/30/94            480.60                 108.80                106.49
      6/30/95             54.50                 133.39                126.52
      6/30/96             10.31                 164.20                142.07
      6/30/97              2.38                 216.58                113.94

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of June 30, 1999: (i) by each person who was known by the Company to be a beneficial owner of more than five percent (5%) of the New Common Stock; (ii) by all directors and nominees; (iii) by each of the named executive officers of the Company (as that term is defined in Item 402(a)(3) of Regulation S-K); and (iv) by all directors and executive officers of the Company as a group. Percentage of class is calculated on the basis of 1,999,745 as of June 30, 1999 except that shares underlying options currently vested and options exercisable within 60 days are deemed to be outstanding for purposes of calculating the beneficial ownership of securities owned by the holder of such options. Pursuant to the Plan of Reorganization, the Company issued 1,999,745 shares of New Common Stock.

      Name and Address of          Amount and Nature of
      Beneficial Owner             Beneficial Ownership     Percentage of  Class
      -------------------          --------------------     --------------------
      Charles B. Brewer(1)                    0                        0%

      Michael W. Barozzi(1)             100,000(2)                     5%

      Col. Clinton L. Pagano(1)               0                        0%

      William S. Papazian(1)            100,001(2)                     5%

      Directors and Executive           200,001                       10%
      Officers As a Group
      (4 persons)

      Grace Brothers Ltd.               878,283(3)                  43.9%
      1560 Sherman Avenue Ste 900
      Evanston, IL 60201

      Continental Casualty Company      265,330(3)                  13.3%
      CNA Plaza
      Chicago, IL 60685

      Funsten Asset Management Company  249,165(3)                  12.5%
        as Investment Advisor
      121 Outrigger Mall
      Marina Del Rey, CA 90292

-------------

(1) Address of each beneficial owner named in this table, unless otherwise indicated c/o Capital Gaming International, Inc., 2701 East Camelback Road, Suite 484, Phoenix, Arizona 85016.

(2) New Common Stock

(3) Class A Common Stock. Held in Voting Trust with Charles B. Brewer as Voting Trustee. Pursuant to the Voting Trust Agreement, Mr. Brewer retains sole voting rights over these shares but is not the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions in the fiscal year ended June 30, 1999.

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

         10.173 Amendment No. 1 to Employment Agreement dated May 28, 1997, by and between the Registrant and Edward M. Tracy. (27)

         10.174 Employment Agreement as of June 1, 1997, by and between Registrant and Michael Barozzi

         10.175 Employment Agreement dated February 11, 1998, by and between Registrant and Bradley A. Denton.

         10.176 Letter regarding confidentiality of Management Agreement between Capital Gaming Management Inc. and the Pueblo of Laguna.

         10.177 Employment Agreement dated as of December 1, 1998 between Registrant and Michael W. Barozzi

         10.178 Letter Agreement dated January 8, 1999 between Registrant and Michael W. Barozzi

         10.179 Employment Agreement dated as of December 1, 1998 between Registrant and William S. Papazian

         10.180 Letter Agreement dated as of January 8, 1999 between Registrant and William S. Papazian

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

         Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999.

         Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 1999.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL GAMING INTERNATIONAL, INC.

Dated: September 28, 1999          By: /s/ Michael W. Barozzi
                                       -----------------------------------------
                                       Michael W. Barozzi, President and Chief
                                       Operating Officer
                                       (Authorized Representative)

Dated: September 28, 1999          By: /s/ William S. Papazian
                                       -----------------------------------------
                                       William S. Papazian, Executive Vice
                                       President and General Counsel and
                                       Secretary
                                       (Authorized Representative)

Dated: September 28, 1999          By: /s/ Robin K. McEntire
                                       -----------------------------------------
                                       Robin K. McEntire, Corporate Controller
                                       (Principal Accounting Officer)

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999




        CONTENTS

                                                                           Page

Independent auditor's report                                               F-2

Independent auditor's report                                               F-3

Financial statements:

    Consolidated balance sheets                                            F-4

    Consolidated statements of operations                                  F-5

    Consolidated statements of changes in stockholders' deficit            F-7

    Consolidated statements of cash flows                                  F-8

    Consolidated notes to financial statements                             F-11

Board of Directors and Stockholders
Capital Gaming International, Inc.
  and Subsidiaries
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

              We have audited the accompanying consolidated balance sheet of Capital Gaming International, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

              We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Gaming International Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




TOBACK CPAs, P.C.
Phoenix, Arizona
September 27, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Capital Gaming International, Inc.
  Phoenix, Arizona


              We have audited the accompanying consolidated balance sheet of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity [deficit], and cash flows for the fiscal year ended June 30, 1998, the period May 29, 1997 to June 30, 1997, and the period July 1, 1996 to May 28, 1997. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Gaming International, Inc. and its subsidiaries as of June 30, 1998, and the consolidated results of their operations and their cash flows for the fiscal year ended June 30, 1998, the period May 29, 1997 to June 30, 1997, and the period July 1, 1996 to May 28, 1997, in conformity with generally accepted accounting principles.

              As more fully described in Note 2 to the consolidated financial statements, effective May 29, 1997, the Company emerged from bankruptcy. In accordance with an American Institute of Certified Public Accountants' Statement of Position, the Company has adopted "fresh start" reporting whereby its assets, liabilities and new capital structure have been adjusted to reflect estimated fair values as of May 28, 1997. As a result, the consolidated financial statements for the period subsequent to May 28, 1997, reflect this basis of reporting and are not comparable to the Company's pre-reorganization consolidated financial statements.



                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants

Cranford, New Jersey
August 7, 1998

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1999 AND 1998

                           (ROUNDED TO NEAREST 000'S)

                                     ASSETS

                                                                             1999                1998
                                                                         ------------        ------------
Current assets:
    Cash and cash equivalents                                            $  4,440,000        $  4,498,000
    Restricted funds (Note 4)                                               3,977,000                  --
    Interest receivable                                                        24,000              29,000
    Native American management fees and expenses
       receivable (Note 20)                                                   647,000             709,000
    Current portion of Native American loans receivable
       (Notes 10 and 20)                                                    1,441,000           2,249,000
    Muckleshoot settlement receivable (Note 6)                              1,150,000                  --
    Prepaid expenses and other current assets                                 215,000             232,000
                                                                         ------------        ------------
       Total current assets                                                11,894,000           7,717,000
                                                                         ------------        ------------

Furniture, fixtures and equipment (Note 11)                                    14,000              23,000
Excess reorganization value, net (Notes 2 and 8)                            3,790,000           5,767,000
Other assets:
    Restricted funds (Note 4)                                                      --             541,000
    Native American loans receivable (Note 10)                                     --           1,444,000
    Investment in Native American management agreements,
       net (Note 12)                                                          162,000           1,229,000
    Deferred charges (Note 14)                                              1,369,000                  --
                                                                         ------------        ------------
       Total other assets                                                   1,531,000           3,214,000
                                                                         ------------        ------------

                                                                         $ 17,229,000        $ 16,721,000
                                                                         ============        ============

                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current portion of 12% senior secured notes payable (Note 15)        $  4,560,000        $         --
    Accounts payable and accrued expenses                                     711,000           1,233,000
    Accrued interest                                                          292,000             346,000
    Federal income taxes payable                                               70,000                  --
    State income taxes payable                                                257,000             147,000
    Due to related party (Note 18)                                             62,000                  --
                                                                         ------------        ------------
       Total current liabilities                                            5,952,000           1,726,000

Long-term debt:
    12% senior secured notes payable less current portion (Note 15)        18,240,000          23,100,000
                                                                         ------------        ------------
       Total liabilities                                                   24,192,000          24,826,000
                                                                         ------------        ------------

Commitments (Note 18)

Stockholders' deficit:
    Common stock, no par value, authorized 5,000,000
       shares; issued and outstanding 1,999,745 shares and
       1,933,333 shares at June 30, 1999 and 1998, respectively
       (Notes 2 and 16)                                                       400,000             400,000
    Additional paid-in capital (Note 15)                                      300,000                  --
    Accumulated deficit (since May 29, 1997, date of
       reorganization)                                                     (7,663,000)         (8,505,000)
                                                                         ------------        ------------

       Total stockholders' deficit                                         (6,963,000)         (8,105,000)
                                                                         ------------        ------------

                                                                         $ 17,229,000        $ 16,721,000
                                                                         ============        ============








                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

    (ROUNDED TO NEAREST 000'S EXCEPT FOR NUMBER OF SHARES AND PER SHARE DATA)

                                                                                                       |    Predecessor
                                                           Reorganized Company                         |      Company
                                                -----------------------------------------------------  |   -------------
                                                                                        May 29, 1997   |   July 1, 1996
                                                  Year ended         Year ended            through     |      through
                                                June 30, 1999       June 30, 1998       June 30, 1997  |    May 28, 1997
                                                -------------       -------------       -------------  |   -------------
                                                                                                       |
Revenues:                                                                                              |
   Native American casino management                                                                   |
        fees (Note 5)                           $  7,264,000        $  8,150,000           $ 753,000   |   $  7,447,000
                                                                                                       |
Costs and expenses:                                                                                    |
   Salaries and related costs                      1,588,000           3,284,000             188,000   |      1,818,000
   Native American gaming development                                                                  |
     costs                                           566,000           2,317,000             532,000   |       1,910,000
   Professional fees                               1,274,000           1,380,000             469,000   |       1,387,000
   General and administrative                        450,000           1,447,000             470,000   |       1,388,000
   Depreciation and amortization                   2,238,000           3,153,000             262,000   |         735,000
   Write-down of excess reorganization                                                                 |
     value (Note 8)                                       --           1,300,000                  --   |              --
                                                ------------        ------------        ------------   |    ------------
       Total costs and expenses                    6,116,000          12,881,000           1,921,000   |       7,238,000
                                                ------------        ------------        ------------   |    ------------
                                                                                                       |
Income (loss) from operations                      1,148,000          (4,731,000)         (1,168,000)  |         209,000
                                                ------------        ------------        ------------   |    ------------
                                                                                                       |
Reorganization items:                                                                                  |
   Reorganization adjustments (Note 2)                    --                  --                  --   |      52,268,000
   Reorganization fees paid to management                                                              |
     (Note 2)                                             --                  --                  --   |      (1,463,000)
                                                ------------        ------------        ------------   |    ------------
       Total reorganization items                         --                  --                  --   |      50,805,000
                                                ------------        ------------        ------------   |    ------------
                                                                                                       |
Other income (expense):                                                                                |
   Muckleshoot settlement, net (Note 6)            2,285,000                  --                  --   |              --
   Interest income                                   487,000             798,000              83,000   |         875,000
   Gain on disposal of riverboat gaming                                                                |
     assets (Note 1)                                      --                  --                  --   |         364,000
   Other income                                       40,000                  --                  --   |              --
   Interest expense                               (2,700,000)         (2,885,000)           (251,000)  |      (7,842,000)
                                                ------------        ------------        ------------   |    ------------
                                                     112,000          (2,087,000)           (168,000)  |      (6,603,000)
                                                ------------        ------------        ------------   |    ------------
                                                                                                       |
Income (loss) before income taxes                  1,260,000          (6,818,000)         (1,336,000)  |      44,411,000
                                                                                                       |
Income taxes (Note 9)                                418,000             336,000              15,000   |         123,000
                                                ------------        ------------        ------------   |    ------------
                                                                                                       |
Income (loss) before extraordinary items             842,000          (7,154,000)         (1,351,000)  |      44,288,000


                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

    (ROUNDED TO NEAREST 000'S EXCEPT FOR NUMBER OF SHARES AND PER SHARE DATA)


                                                                                                          |     Predecessor
                                                                 Reorganized Company                      |      Company
                                                    ----------------------------------------------------- |   --------------
                                                                                          May 29, 1997    |    July 1, 1996
                                                     Year ended          Year ended          through      |      through
                                                    June 30, 1999       June 30, 1998      June 30, 1997  |    May 28, 1997
                                                    -------------       -------------      -------------  |    ------------
                                                                                                          |
Extraordinary item - loss on early                                                                        |
   extinguishment of debt (Note 23)                           --                 --                   --  |      (1,998,000)
Extraordinary item - gain from reorganization                                                             |
   items (Note 23)                                            --                 --                   --  |     103,464,000
                                                       ---------        -----------        -------------  |    ------------
                                                                                                          |
Net income (loss)                                      $ 842,000        $(7,154,000)       $  (1,351,000) |    $145,754,000
                                                       =========        ===========        =============  |    ============
                                                                                                          |
Basic income (loss) per share (a)                      $     .43        $     (3.82)         $     (0.72) |    $        N/A
                                                       =========        ===========        =============  |    ============
                                                                                                          |
Weighted average common and                                                                               |
   equivalent shares outstanding                       1,939,178          1,872,694            1,866,667  |             N/A
                                                       =========        ===========        =============  |    ============

         Due to the reorganization and implementation of fresh start reporting, financial statements for the Reorganized Company (period starting May 29, 1997) are not comparable to those of the Predecessor Company. See Notes to the Financial Statements for additional information.

(a) The weighted average number of common shares outstanding and basic income per common share for the Predecessor Company (period through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization and implementation of fresh start reporting, they are not comparable to subsequent periods and are irrelevant.


                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

             (ROUNDED TO NEAREST 000'S EXCEPT FOR NUMBER OF SHARES)

                                                        Common stock                     Additional
                                                  -------------------------               paid-in           Accumulated
                                                  Shares             Amount               capital             deficit
                                                  ------             ------               -------             -------
Balance, June 30, 1996                          19,329,574        $  37,617,000        $   7,877,000        $(145,754,000)

Cancellation of Predecessor Company
   common stock and elimination of
   deficit (pursuant to fresh start
   reporting) (Note 2)                         (19,329,574)         (37,617,000)          (7,877,000)         145,754,000
                                             -------------        -------------        -------------        -------------

Balance, May 28, 1997                                   --                   --                   --                   --

Issuance of new common stock (pursuant
   to fresh start reporting) (Note 2)            1,800,000              387,000                   --                   --

Stock grants to officers and directors
   (Note 2)                                         66,667               13,000                   --                   --

Net loss from May 29, 1997 through
   June 30, 1997                                        --                   --                   --           (1,351,000)
                                             -------------        -------------        -------------        -------------

Balance, June 30, 1997                           1,866,667              400,000                   --           (1,351,000)

Stock grants to officers and directors
   (Note 2)                                         66,666                   --                   --                   --

Net loss                                                --                   --                   --           (7,154,000)
                                             -------------        -------------        -------------        -------------

Balance, June 30, 1998                           1,933,333              400,000                   --           (8,505,000)

Treasury bonds (Note 15)                                --                   --              300,000                   --

Stock grants to officers and directors
   (Note 2)                                         66,412                   --                   --                   --

Net income                                              --                   --                   --              842,000
                                             -------------        -------------        -------------        -------------

Balance, June 30, 1999                           1,999,745        $     400,000        $     300,000        $  (7,663,000)
                                             =============        =============        =============        =============



                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                           (ROUNDED TO NEAREST 000'S)

                                                                                                                |    Predecessor
                                                                       Reorganized Company                      |      Company
                                                      --------------------------------------------------------- |   --------------
                                                                                                 May 29, 1997   |    July 1, 1996
                                                       Year ended           Year ended              through     |      through
                                                      June 30, 1999        June 30, 1998         June 30, 1997  |    May 28, 1997
                                                      -------------        -------------         -------------  |    ------------
                                                                                                                |
Cash flows from operating activities:                                                                           |
   Net income (loss)                                  $     842,000        $  (7,154,000)       $  (1,351,000)  |    $ 145,754,000
   Adjustments to reconcile net income                                                                          |
     (loss) to net cash provided by                                                                             |
     (used in) operating activities:                                                                            |
       Depreciation and amortization                      2,238,000            3,153,000              262,000   |          735,000
       Muckleshoot settlement, gross                     (3,300,000)                  --                   --   |               --
       Payments on Muckleshoot settlement                 2,150,000                   --                   --   |               --
       Write-off of investment in Muckleshoot                                                                   |
         management agreement                               815,000                   --                   --   |               --
       Increase in related party payable                     62,000                   --                   --   |               --
       Loss on early extinguishment of debt                      --                   --                   --   |        1,998,000
       Extraordinary gain from reorganization                    --                   --                   --   |     (103,464,000)
       Reorganization adjustments                                --             (426,000)                  --   |      (53,954,000)
       Reorganization fees paid to management                    --                   --                   --   |          550,000
       Amortization of deferred financing costs                  --                   --                   --   |          552,000
       Amortization of original issue discount                   --                   --                   --   |          261,000
       Abandonment of capital asset                              --                   --               75,000   |               --
       Write-down of excess reorganization                                                                      |
         value                                                   --            1,300,000                   --   |               --
       Gain on sale of riverboat gaming                                                                         |
         operations                                              --                   --                   --   |         (364,000)
       Decrease in interest receivable                        5,000               43,000                6,000   |          539,000
       Decrease (increase) in Native American                                                                   |
         management fees and expenses                                                                           |
         receivable                                          62,000               62,000               42,000   |         (146,000)
       Decrease (increase) in prepaid expenses                                                                  |
         and other current assets                            17,000              185,000              200,000   |         (512,000)
       Decrease in notes receivable, other                       --              100,000                   --   |               --
       Decrease (increase) in officer loans                      --              250,000                   --   |         (250,000)
       (Decrease) increase in accounts payable                                                                  |
         and accrued expenses                              (522,000)          (1,481,000)             858,000   |          821,000
       (Decrease) increase in accrued interest              (54,000)              95,000              251,000   |        6,979,000
       Increase in federal income taxes payable              70,000                   --                   --   |               --
       Increase in state income taxes                                                                           |
          payable                                           110,000              147,000                   --   |               --
                                                      -------------        -------------        -------------   |    -------------
                                                          1,653,000            3,428,000            1,694,000   |     (146,255,000)
                                                      -------------        -------------        -------------   |    -------------
         Net cash provided by (used in)                                                                         |
           operating activities                           2,495,000           (3,726,000)             343,000   |         (501,000)
                                                      -------------        -------------        -------------   |    -------------


                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                           (ROUNDED TO NEAREST 000'S)

                                                                                                              |   Predecessor
                                                                              Reorganized Company             |     Company
                                                         ---------------------------------------------------- |   -------------
                                                                                                May 29, 1997  |    July 1, 1996
                                                          Year ended         Year ended            through    |      through
                                                         June 30, 1999      June 30, 1998       June 30, 1997 |    May 28, 1997
                                                         -------------      -------------       ------------- |    ------------
                                                                                                              |
Cash flows from investing activities:                                                                         |
   Repayments of Native American loans                                                                        |
     receivable                                             2,252,000          3,939,000            332,000   |      3,363,000
   (Increase) decrease in restricted funds                 (3,436,000)           385,000             (2,000)  |        (11,000)
   Increase in deferred charges                            (1,369,000)                --                 --   |             --
   Net transfers to restricted cash                                --                 --                 --   |       (413,000)
   Purchase of furniture, fixtures and                                                                        |
     equipment                                                     --            (23,000)                --   |             --
                                                          -----------        -----------        -----------   |    -----------
         Net cash (used in) provided by                                                                       |
           investing activities                            (2,553,000)         4,301,000            330,000   |      2,939,000
                                                          -----------        -----------        -----------   |    -----------
                                                                                                              |
Cash flows from financing activities:                                                                         |
   Reduction in equipment notice                                   --                 --                 --   |     (1,290,000)
                                                          -----------        -----------        -----------   |    -----------
                                                                                                              |
Net (decrease) increase in cash and cash                                                                      |
   equivalents                                                (58,000)           575,000            673,000   |      1,148,000
                                                                                                              |
Cash and cash equivalents at beginning                                                                        |
   of year                                                  4,498,000          3,923,000          3,250,000   |      2,102,000
                                                          -----------        -----------        -----------   |    -----------
                                                                                                              |
Cash and cash equivalents at end of year                  $ 4,440,000        $ 4,498,000        $ 3,923,000   |    $ 3,250,000
                                                          ===========        ===========        ===========   |    ===========
                                                                                                              |
Supplemental disclosures of cash flows information:                                                           |
                                                                                                              |
   Interest paid                                            2,754,000          2,672,000             50,000   |      2,510,000
   State income taxes paid                                    238,000              2,000                 --   |        423,000


                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997




      Supplementary Schedule of Noncash Operating and Financing Activities:

         On July 29, 1996, the Indenture Trustee for the Company's Senior Secured Noteholders distributed an aggregate of $49,986,000 in cash and Purchaser's Notes to the Senior Secured Noteholders on account of principal and accrued interest ("Noteholder Distribution"). The Noteholder Distribution included $28,000,000 in Purchaser's Notes, as well as cash from the sale of Crescent City Capital Development Corp. (CCCD) and Casino Magic Corp. (CMC), proceeds from the early payment of the development loan to the Muckleshoot Tribe, proceeds from the buyout of the Cow Creek contract, $3,200,000 in unused restricted cash and other sources. Subsequently, in August 1996, the Purchaser's Notes were redeemed by CMC at 100% of the principal amount plus accrued interest. The remainder of $413,000 was held in a cash escrow account by the trustee of the Company's Senior Secured Noteholders.

         During the year ended June 30, 1999, the potential right to receive $300,000 in Senior Secured Notes held by a former officer was released and surrendered to the Company as part of his resignation, thereby creating Treasury Bonds. These Treasury Bonds are owned by the Company and resulted in a decrease in Senior Secured Notes and an increase in additional paid-in capital.


                          The Accompanying Notes are an
                   Integral Part of these Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The Company:

         Nature of business:

        Capital Gaming International, Inc. and Subsidiaries (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes in several states. The management of the Company's Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Rhode Island Casino project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

         The Company's CGMI subsidiary currently manages and operates two Native American gaming facilities, which CGMI has developed or expanded into Class III gaming facilities.

         - Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995)

         - Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995)

         CGMI also has a management and development agreement with the Pueblo of Laguna tribe pursuant to which CGMI is developing a Class III gaming facility on the tribe's sovereign lands located on I-40 West of Albuquerque, New Mexico (see
Note 14).

        The Company's CDGC subsidiary has a management and development contract with the Narragansett Indian Tribe for the development of a Class III gaming facility in Charlestown, Rhode Island or elsewhere in the State of Rhode Island as may be permitted by law (see Note 7).

         Disposal of Riverboat Gaming Operation

         The Company's former wholly-owned subsidiary, Crescent City Capital Development Corp. ("CCCD"), was a 50% partner with Grand Palais Inc. in River City Joint Venture ("RCJV"), a general partnership formed to develop and operate two riverboats in New Orleans, Louisiana. The Joint Venture, which was accounted for using the equity method, was terminated in July 1995. The Company's riverboat, the Crescent City Queen, opened on April 4, 1995. On June 9, 1995, the riverboat casino operations in New Orleans were forced to cease due primarily to significant revenue shortfalls which resulted in operating losses that the Company could not continue to fund. On July 26, 1995, CCCD was involuntarily petitioned for reorganization under Chapter 11 of the Federal Bankruptcy Code. On July 28, 1995, the petition was changed to a voluntary filing. On October 13, 1995, CCCD filed a Plan of Reorganization (the "January Plan") under Chapter 11 which was confirmed on January 12, 1996.

         The January Plan was predicated upon an agreement (the "MRI Agreement") to sell CCCD to Mirage Resorts, Inc. ("Mirage") for $55,000,000 plus the assumption of certain equipment liabilities of up to $6,500,000. The sale was contingent upon certain waivers and conditions being achieved on or before January 24, 1996, including receipt of all state regulatory approvals. On January 24, 1996, Mirage announced that conditions to the closing of the purchase were not satisfied by the contractual deadline and terminated the MRI Agreement. On February 21, 1996, the Company entered into a stock purchase agreement (the "CMC Agreement") with Casino Magic Corp. ("CMC") to transfer the ownership of CCCD and substantially all its assets to a wholly-owned subsidiary of CMC.

         An Amended Plan of Reorganization (the "Amended Plan"), which was predicated upon the CMC Agreement, was filed by CCCD and was confirmed by the Bankruptcy Court on April 29, 1996. On May 13, 1996, the Company completed the sale of CCCD for an aggregate purchase price of $56,600,000, consisting of $15,000,000 in cash, Purchaser Notes of $35,000,000, and the assumption of up to $6,500,000 in certain equipment liabilities. The Purchaser Notes, due no later than May 13, 1999, had an interest rate of 11-1/2% per annum, payable quarterly beginning August 13, 1996, and was guaranteed by CMC. The Purchaser Notes were paid in full on July 29, 1996.

         For the period ended May 28, 1997, the Company recorded a gain on the disposal of the riverboat gaming asset of $364,000 which represented an adjustment to the carrying value of liabilities relative to the sale.

         Funds held by Trustee for Old Senior Secured Noteholders:

         As of June 30, 1996, approximately $22,500,000 was reflected as a contra-liability to the Old Senior Secured Notes and represented cash held by the Trustee for the benefit of the Old Senior Secured Noteholders against obligations owed by the Company to the Noteholders. The obligations included approximately $124,000,000 in Old Senior Secured Notes, a consent fee note payable of $1,350,000 and accrued interest of approximately $20,700,000. In addition, the Trustee held $28,000,000 in Purchaser Notes due from CMC as a result of the sale of CCCD which was reflected as notes receivable of $35,000,000 and accrued interest of $7,000,000. On July 29, 1996, the Trustee distributed to the Old Senior Secured Noteholders, an aggregate of approximately $50,000,000, consisting of $28,000,000 in Purchaser Notes and approximately $22,000,000 in cash. The remaining $500,000 was held in escrow to indemnify CMC for any undisclosed liabilities arising from the sale of CCCD.

2. Reorganization under Chapter 11:

         Reorganization:

         On December 23, 1996 (the "Petition Date"), Capital Gaming International, Inc. and Subsidiaries, apart from its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Camden, New Jersey (the "Court"). The petition did not involve the Company's wholly-owned subsidiaries. The Company operated as a debtor-in-possession until March 19, 1997 when its Plan (as defined below) was confirmed by the court. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the court.

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

         Plan of Reorganization:

         The Plan provided for the continuation of Capital Gaming International, Inc. and Subsidiaries' operations. Under the Plan, the old common stock interests in Capital Gaming International, Inc. and Subsidiaries were canceled and the Company, as reorganized, issued new common stock (the "New Common Stock").

         The Plan provided generally that creditors of the Company will receive distributions as follows: (i) holders of Old Secured Notes received in the aggregate (A) an account of their Allowed Secured Claims, their Pro Rata Share of the New Secured Notes having a principal face amount of $21,450,000 and 1,225,000 shares of the New Common Stock of the Company; and (B) an account of their unsecured Deficiency Claims totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims (see subparagraph (iii) below);
(ii) holders of Secured Claims that are not Claims arising out of Old Secured Notes receive, at the option of the Company: (X) such treatment as will leave such holders unimpaired; (Y) payment in full, in cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of
(A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions recovered pursuant to Section 9.4 of the Plan; and $1,100,000 in New Secured Notes. With respect to Class 4 Claims, the Indenture Trustee could receive no more than 375,000 shares of New Common Stock and $550,000 in New Secured Notes on account of its allowed Class 4 Claim, and any share the Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of 375,000 shares and any New Secured Notes the Indenture Trustee would otherwise receive an account of its Class 4 Claim in excess of $550,000 in New Secured Notes is required to be distributed pro rata to all other holders of Allowed Class 4 Claims.

         Holders of Old Common Stock of the Company received their pro rata share of 50,000 shares of New Common Stock of the Company. Existing warrants, options and other rights to acquire Old Common Stock of the Company (collectively, the "Old Options") were canceled and holders of such rights received no distributions of property on account thereof.

         The terms of the Plan provide for the discharge of all claims against the Company and/or release of liability only of the Company, its wholly-owned subsidiaries and their respective present and former directors, officers, and employees, the Indenture Trustee and the Noteholders, and the Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan is the release by the Indenture Trustee and each of the Noteholders of all their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their claims provided under the Plan.

         Liabilities subject to compromise:

         Prior to the Effective Date, the Company incurred certain secured and unsecured claims prior to the filing of the Company's Chapter 11 case on the Petition Date. Additional claims arose subsequent to the Petition Date resulting from the rejection of certain executory contracts and from the allowance by the court of contingent and/or disputed claims. Creditors and other parties in interest filed claims with the Court which were in excess of the amounts recorded in the Company's records. These differences were related to errors, duplicative claims and overstatements of claims.

         Liabilities subject to compromise consisted of the following, immediately preceding the Effective Date:

Senior Secured Notes                               $102,971,000

Consent Fee, Payable to Noteholders                   1,350,000

Guarantee of Notes Payable to Banks                   2,141,000

Notes Payable to Republic Corporate Services         22,630,000

Trade Payables and Accrued Expenses                   3,297,000
                                                   ------------

                                                   $132,389,000
                                                   ============

         Modification of Plan and Second Amended Indenture:

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

         On August 7, 1998, the Company was notified by counsel of the occurrence of possible events of default ("Events of Default") under the First Amended Indenture with respect to the New Senior Secured Notes. The alleged Events of Default included, among other things, an alleged failure by the Company to deliver to the Indenture Trustee a Definitive Budget (as defined in the First Amended Indenture). In light of good faith negotiations between the Indenture Trustee, the holders of a majority in principal amount of the New Senior Secured Notes and the Company agreed to amend the First Amended and Restated Indenture in such a manner as would facilitate curing any alleged events of default.

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

         As detailed in the Joint Motion, the Plan is modified to provide that
(i) holders of the Old Secured Notes will receive Class A Common Stock in lieu of New Common Stock on account of their allowed unsecured claims. These modifications to the Plan will not affect the aggregate number of shares of common stock outstanding; the class A Common Stock will represent 80 percent of the Company's outstanding voting securities and the New Common Stock will represent 20 percent of the outstanding voting securities. Only holders of the Class A Common stock, however, will have the right to elect the Class A Directors.

         The Plan is also modified to eliminate the right of the Noteholder Steering Committee to designate members of the Board of Directors.

         The Court also ordered that the Indenture Trustee fix December 7, 1998 as the record date for distribution of the New Secured Notes, Class A Common Stock and other property to the Holders of the Old Secured Notes. In compliance with the Court's order, the Indenture Trustee has made distributions to the Holders of the Old Secured Notes and to the general unsecured creditors.

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

         Fresh Start Reporting:

        In accordance with AICPA Statement of Position 90-7 "Financial reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company was required to adopt fresh-start accounting on the Effective Date. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. In order to accomplish this, the Company provided its financial advisors with cash flow projections for the post-reorganization operation of the Company's business under different scenarios. The scenarios, which ranged from three to eight years of post-reorganization operations, included assumptions related to the completion of the Rhode Island Project project and the attraction of new management agreements. Due to the uncertainty surrounding the Rhode Island Project project and the ability of the Company to attract and enter into new management agreements, there were significant differences in the cash flow projections under the various scenarios.

         Based upon their knowledge and experience in the gaming industry generally, and their familiarity with the Company's business and description of its contracts, the financial advisors applied appropriate probability factors to each of the scenarios, which reflected, among other things, the inherent risks in realizing the assumptions underlying each of the scenarios. The result of applying the factors to each of the scenarios produced a probability weighted cash flow projection for the Company as a whole. Due to the Company's expected NOL carryforwards, no consideration was given to the effect of federal income taxes. Further, as the Company has no significant tangible fixed assets, no consideration was given to the terminal value of the Company. A discount rate of 12% was then applied to the combined cash flow projections to determine their present value. This resulted in as estimated fair value of the Reorganized Company of approximately $23,500,000, which was approved by the Bankruptcy Court during its confirmation hearings. The excess of the reorganization value over the fair market value of the net assets, totaled approximately $9,339,000, and is being amortized over a period of four years (see Note 8).

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

         The adjustments to reflect the consummation of the Reorganization (including the gain on extinguishment of debt and other pre-petition liabilities) and the adjustment to record assets and liabilities at their values have been reflected in the June 30, 1999, 1998 and 1997 consolidated financial statements. Accordingly, a vertical black line is shown in the consolidated financial statements to separate post-Reorganization operations from those prior to May 28, 1997. As a result of adopting fresh-start reporting the reorganized Company's consolidated financial statements are not comparable with those prepared before the Effective Date.

         Reorganization adjustments for the period ended May 28, 1997 were comprised of:

Legal/Professional Fees             $ (1,716,000)

Interest Income                           30,000

Write-Off of Goodwill                   (405,000)

Excess Reorganizational Value          9,265,000

Adjustment to Capital Stock           37,217,000

Adjustment to Paid-in Capital          7,877,000
                                    ------------

Total                               $ 52,268,000


         Reorganization fees paid to management for the period ended May 28, 1997, included in Reorganization Items amounted to $1,463,000 for the year ended June 30, 1997. According to the Plan of Reorganization, this was comprised of
(i) $900,000 from the discontinuance and sale of the riverboat operations in New Orleans, (ii) $550,000 in New Senior Secured Notes, and (iii) $13,000 in New Common Stock grants.

         The effect of the Plan of Reorganization on the Balance Sheet as of May 28, 1997, is as follows:


                                        Preorganized                           Exchange of                       Reorganized
                                        Balance Sheet     Debt Discharge          Stock         Fresh Start      Balance Sheet
                                        -------------     -------------     -------------     -------------     -------------
Assets
Current Assets:
    Cash and cash equivalents           $   3,250,000     $          --     $          --     $          --     $   3,250,000
    Restricted funds in escrow                924,000                --           924,000
    Interest receivable                        78,000                --                --                --            78,000
    Native American Management
      fees and expenses
      receivable                              813,000                --                --                --           813,000
    Current portion-Native American
      & other loans receivable              3,931,000                --                --                --         3,931,000
    Notes receivable from officers'           250,000                --                --                --           250,000
    Prepaid expenses and other
      current assets                          638,000                --                --                --           638,000
    Property and equipment                     93,000                --                --                --            93,000
    Excess reorganization value                    --                --                --         9,339,000         9,339,000
    Other assets                                   --                --                --                --
      Native American loans
        receivable                          4,032,000                --                --                --         4,032,000
      Investments in Native
        American Management
        Agreements                          2,002,000                --                --                --         2,002,000
      Notes receivable, other                  80,000                --                --                --            80,000
      Deferred financing costs              4,311,000                --                --        (4,311,000)               --
      Goodwill                                405,000                --                --          (405,000)               --

      Deposits and other assets                    --                --                --                --                --
                                        -------------     -------------     -------------     -------------     -------------
        Total assets                    $  20,807,000     $          --     $          --     $   4,623,000     $  25,430,000
                                        =============     =============     =============     =============     =============

Liabilities and Shareholders' Equity
    (Deficit)

Current liabilities:
Accounts payable and accrued
    expenses                            $   1,930,000     $          --     $          --     $          --     $   1,930,000
Accrued interest on secured notes                  --                --                --                --                --
12.0% senior secured notes
    payable                                        --        23,100,000                --                --        23,100,000
Liabilities subject to compromise         132,389,000      (132,389,000)               --                --                --
Common stock                               37,617,000                --       (37,617,000)          400,000           400,000
Additional paid-in capital                  7,877,000                --        (7,877,000)               --                --
Retained earnings (deficit)              (159,006,000)         (550,000)       45,494,000         4,223,000                --
                                                   --       132,389,000                --                --                --
                                                   --       (22,550,000)               --                --                --
                                        -------------     -------------     -------------     -------------     -------------
        Total liabilities & equity      $  20,807,000     $          --     $          --     $   4,623,000     $  25,430,000
                                        =============     =============     =============     =============     =============

3. Summary of significant accounting policies:

     Principles of consolidation:

     The accompanying consolidated financial statements of the Reorganized Company (periods beginning May 29, 1997) and the Predecessor Company (period prior to May 29, 1997) include the accounts of Capital Gaming International, Inc. and Subsidiaries and its wholly-owned subsidiaries Capital Gaming Management Inc. (CGMI) and Capital Development Gaming Corp. (CDGC). Intercompany balances and transactions have been eliminated.

     Cash and cash equivalents:

     Cash and cash equivalents include cash in banks and overnight investments. The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

     Furniture, fixtures and equipment:

     Furniture, fixtures and equipment are stated at cost, depreciation and amortization are computed using the straight-line method over the estimated useful life - primarily 3 to 7 years.

     Revenue recognition:

     The revenues recognized in these financial statements from Native American Casino Management Fees are those of CGMI and represent management fees derived primarily from Class III (gaming) facilities. Management fees are recognized as revenue when earned based upon earnings sharing arrangements detailed in the respective management contracts with the Native American Tribes.

     Excess reorganization value:

     Excess reorganization value is amortized on a straight-line basis over four years. When changes in circumstances require, management evaluates events and circumstances in order to determine whether the recorded balance has been impaired. If impairment is deemed to exist, the excess reorganization value will be written down to fair value. (See Note 8).

     Income taxes:

     The Company accounts for income taxes pursuant to statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carryforwards and of deferred tax liabilities for taxable temporary differences. Measurement of the current deferred tax liabilities and assets is based on provisions of enacted tax law; the effects of future change in tax laws or rates are not anticipated. Deferred tax assets primarily result from net operating loss carryforwards and impairment of assets recognized in different periods for financial reporting and tax purposes.

     Capitalization of development costs:

     The costs associated with developing, negotiating and securing new management agreements are expensed as incurred until such time when management believes the development requires, at a minimum, a management contract in effect and indications that regulatory approvals and licensure is probable. Subsequent costs are capitalized and included in Investments in Native American Management Agreements. Amortization of capitalized amounts related to new contracts begins when the facility opens.

         Earnings per share:

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended June 30, 1999 and 1998 have been calculated in accordance with SFAS No. 128. Prior period earnings per share data have been recalculated as necessary to conform prior year data to SFAS No. 128. Earnings per share data for the Predecessor company have not been presented as they are not comparable to subsequent periods, due to the reorganization and implementation of fresh start reporting.

         Reorganization items:

         Reorganization items consist of income, expenses and other costs directly related to the reorganization of the Company, the Chapter 11 filings of both its former CCCD subsidiary and the reorganization of the parent company, and subsequent reorganization efforts.

         Use of estimates:

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

4. Restricted funds:

         Restricted funds are held by the Indenture Trustee as cash collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $3,977,000 held by the Indenture Trustee as cash collateral as of June 30, 1999, $3,413,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any additional developmental expenses (as defined in the Second Amended Indenture),
(iv) to pay any deferred budgeted expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of excess cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a qualified new project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the new Senior Secured Notes and to fund new projects of the Company.

5. Native American gaming operations:

         Facility openings and summarized financial information:

         On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers video slot machines, keno, blackjack, poker, off-track betting (OTB), and high stakes bingo. The first phase of this development opened on November 5, 1994. During the years ended June 30, 1999 and 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 the facility produced approximately $4,930,000, and $4,754,000, $337,000, and $3,529,000,
respectively, in management fees for the Company.

         On April 27, 1995, the Tonto Apache Tribe opened the 35,000 square foot Mazatzal Casino located approximately 70 miles north of Phoenix, Arizona. The casino features slot machines, keno, poker, and high stakes bingo. The Company, as manager of the casino, collected approximately $2,335,000, and $2,276,000, $232,000 and $1,823,000, in management fees for the years ended June 30, 1999 and 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997, respectively.

         The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers table games, poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space of 65,000 square feet. The Company, as manager of the facility, collected approximately $1,120,000, $184,000, $2,176,000, for the year ended June 30, 1998, the periods
May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997, respectively.

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

         In response to the termination of the contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") which asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings (see
Note 6).

6. Muckleshoot settlement:

         The parties entered into a Joint Stipulation and requested the U.S. District Court to enter an order of settlement and dismiss with prejudice the litigation between the parties. The U.S. District Court subsequently entered the order of settlement.

         Pursuant to the Joint Stipulation, the Company will receive a total of three million three hundred thousand ($3,300,000) dollars, with one million ($1,000,000) dollars (the "Initial Payment") paid within three days after the U.S. District Court entered the order of settlement and two million three hundred thousand ($2,300,000) dollars being paid in equal month installments over the term of twenty four (24) months commencing August 1, 1998. Such payments, when fully received, will constitute mutual fulfillment of the exclusive operating agreement between the Muckleshoot Tribe and the Company dated April 24, 1995. The U.S. District Court entered the order of settlement and the Company received the initial payment on July 29, 1998. All monthly installments to date have been paid in advance of their due date and are expected to be fully repaid by June 30, 2000.

         The Company recorded other income of $3.3 million, less the $200,000 receivable balance from the Muckleshoot Casino, due as of June 30, 1998, and wrote-off the unamortized balance of the deferred asset, investment in Muckleshoot Agreement as of July 20, 1998, of approximately $815,000 for an other income net gain to the Company of approximately $2,285,000 for the year ended June 30, 1999. Additionally, on the settlement date the Company recorded a receivable balance of $2.3 million. The total receivable due the Company on the Muckleshoot settlement as of June 30, 1999 is $1,150,000.

7. Rhode Island development project:

         Narragansett Contract - Native American Casino (Rhode Island).

         Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of Net Distributable Profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company has advanced funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the NIGC for approval in June 1995.

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

         In light of the Decision (as defined below) to invalidate the Compact and the application of the Chafee Rider (as defined below), no assurance can be given if, or when, NIGC approval of the management contract will be obtained or if the Narragansett Tribe will be able to establish a commercial gaming enterprise (Class II or Class III) under IGRA. Additionally, it is possible, as a condition of obtaining such approval, that the NIGC will require material modifications to the Management Agreement.

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

Department of the Interior Issues Regulations for Class III Gaming Compacts

         In April, 1999, the Secretary issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe in which the Tribe accuses the State of failing to negotiate in good faith. The rule announces the Secretary's determination that the Secretary may promulgate Class III gaming procedures under certain specified procedures; it also sets forth the process and standards pursuant to which any procedures would be adopted. These regulations took effect on May 12, 1999. The rules, however, have not yet been acted upon in light of litigation pending in the Florida Federal Court. The States of Florida and Alabama filed a complaint in April, 1999, challenging the rules on various grounds. The Seminole Tribe of Florida, the Miccosukee Tribe and the Poarch Band of Creek Indians have intervened in the litigation. These Tribes, along with the Secretary, have filed motions to dismiss. As of September 28, 1999, the Florida Federal Court had not yet ruled on the pending motions. There can be no assurance as to when the regulations will actually become effective, since no such action will occur until the foregoing litigation is resolved. At this juncture, it is unknown when and how the Court will rule on the pending motions and how that ruling will impact the regulations. It also is unknown how such ruling and its impact (if any) on the regulations will apply to the Narragansett Tribe in light of the Chafee Rider. However, as a result of the Chafee Rider, there can also be no assurance that the Secretary will have the authority under any regulations to impose a tribal-state compact between the Narragansett Tribe and the State of Rhode Island.

         The Chafee Rider

         In September 1996, Federal legislation was passed as a non-relevant rider (introduced by U.S. Senator John Chafee of Rhode Island, (the "Chafee Rider") to the must-pass Omnibus Appropriations Bill which has the effect of singling out the Narragansett Tribe's reservation (where the gaming facility was planned) for exclusion from the benefits of IGRA. The Chafee Rider, which the Company believes discriminates against the Narragansett by treating it differently than every other Tribe in the United States, was passed without hearings or debate, with no consultation with the Narragansett Tribe and over the objections of ranking members of the Senate Indian Affairs Committee.

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

         Other Matters

         In connection with the Narragansett Tribe's efforts to seek statewide voter approval of a gaming facility to be located in Providence, Rhode Island in the November 1998 general election, the Company had retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") to act as its exclusive financial advisor with respect to the review and analysis of financial and structural alternatives available to the Company. As part of such engagement, the Company agreed to issue warrants to DLJ to purchase five (5%) percent of the Company's issued and outstanding common stock on a fully diluted basis, to be exercisable only if the Narragansett Tribe succeeded in winning voter approval for a Narragansett gaming facility. In light of the fact that a voter referendum did not occur in November 1998, and the uncertainty surrounding any future voter referendum including the West Warwick effort, the Company has not issued and does not intent to issue such warrants.

         The Company has continued funding the on-going development costs of the Rhode Island Project, which at June 30, 1999, has totaled approximately $10.9 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At June 30, 1999, approximately $9.3 million in development costs (of the $10.9 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Rhode Island Project Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to present.

         New England is already home to several full scale casinos, including the Foxwoods Casino operated by the Mashantucket Pequot Tribe and the Mohegan Sun Casino operated by the Mohegan Tribe, which opened in October 1996. Both of these casinos are in Connecticut. It is possible that other casinos will be established in other parts of New England, including Massachusetts. Because of the market size, the establishment of existing and such other casinos could have an adverse impact on the Rhode Island Project's gross revenues and, in turn, on the income generated by CDGC under the Management Agreement.

         In order to fund the construction costs for the project, it is anticipated that the Company will require significant additional capital. The inability of the Rhode Island Project to offer Class III gaming could create a competitive disadvantage. There can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable to the Company. Given the high level of uncertainty concerning the ability to secure a binding compact or approval of non-compacted gaming, no financing committments for future capital needs have been obtained as of the date hereof.

         Native American Gaming Competition

         The Native American gaming industry has experienced significant growth in the past few years and competition by management companies for favorable Class II and Class III contracts has increased significantly. In contrast to the early stages of Native American gaming, well-established companies in the primary gaming market now compete for a limited number of Tribal management contracts as opposed to significantly smaller operations which competed for such contracts a few years ago. As a result of such competition, new contracts may become less lucrative to management companies such as the Company as the Tribes have more management companies to choose from. Additionally, many of the Company's competitors are larger and have greater financial resources to fund the development of new Tribal gaming operations and to attract new management contracts.

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

         Ongoing Project Development - West Warwick, Rhode Island

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum in a general election. As a result of the Chafee Rider, the Narragansett Tribe had focused its efforts on seeking voter approval of a gaming facility to be located in Providence, Rhode Island and subsequently focused such efforts on seeking voter approval of a gaming facility to be located near Interstate 95 in West Warwick, Rhode Island. The earliest date upon which any such referendum could be held is November 2000. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the bill provides that the state legislature will approve placement of the referendum question on the November 2000 ballot or any other general election ballot, or that the host city or town must also approve any such referendum question prior to its being placed on the ballot. There can be no assurance that the state legislature will approve placement of the referendum question on the November 2000 ballot or any other general election ballot, or that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         In January 1999 a grassroots group calling itself West Warwick 2000 was formed in the town of West Warwick, Rhode Island. West Warwick 2000 sought out the Narragansett Tribe and invited the Tribe to propose a potential casino to be located in the town of West Warwick. Following public hearings on the issue, the West Warwick Town Council voted 5 to 0 to hold a non-binding town referendum on June 8, 1999. On June 8, 1999 the non-binding town referendum was held and approximately 67% of those voting approved the idea of a Narragansett Casino being sited in the town of West Warwick. Following the non-binding referendum, the Town Council of the town of West Warwick sent a resolution to the Rhode Island General Assembly requesting that the question of a Narragansett Casino in West Warwick be placed on the ballot in the State's next general election being held in November 2000. It is expected that the Rhode Island General Assembly will take up this issue in the Legislative Session beginning in January 2000. If the Town Council Resolution is ratified by the Rhode Island General Assembly, it is then subject to gubernatorial veto which can be overriden with a vote of 60% of each of the state senate and state house of representatives.

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

8. Excess reorganization value:

         Accumulated amortization and amortization expense of excess reorganization value was approximately $4,602,000 and $1,977,000 as of and for the year ended June 30, 1999 and $2,625,000, and $2,432,000 as of and for the year ended June 30, 1998.

         On June 30, 1998, the Company recorded a non-cash impairment loss of $1,300,000 related to the write-down of the Company's excess reorganization value. The Company had experienced an operating loss and an operating cash flow loss for the year ended June 30, 1998. In addition, due to recent developments relating to the Company's Narragansett gaming project in Rhode Island, management has determined that this project has a lesser probability of becoming operational. As a result of these circumstances, the projected future cash flows of the Company are less than the carrying value of the asset; therefore, an impairment loss was recognized. The impairment asset is the excess reorganization value which resulted from the Company's emergence from a Chapter 11 bankruptcy filing on May 28, 1997. This asset was written down to its estimated fair value based on the discounted cash flows projected through May, 2001, the end of the asset's estimated life.

         The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

9. Income taxes:


         Components of income tax expense:


                                                                                                  |    Predecessor
                                                               Reorganized Company                |       Company
                                                ------------------------------------------------  |  ------------------
                                                                                  May 29, 1997    |   July 1, 1996
                                                                                                  |
                                                  Year ended       Year ended        through      |      through
                                                                                                  |
                                                 June 30, 1999   June 30, 1998     June 30, 1997  |    May 28, 1997
                                                ------------------------------   ---------------- |  -----------------
                                                                                                  |
     Current:                                                                                     |
       Federal                                  $       70,000  $              - $             -  |   $              -
                                                                                                  |
       State                                           348,000           336,000           15,000 |            123,000
                                                ---------------  ---------------  --------------- |  -----------------
                                                                                                  |
                                                                                                  |
     Current expense                            $      418,000  $        336,000  $        15,000 |   $        123,000
                                                ==============  ================  =============== |   ================


         A reconciliation of income tax (expense) benefit at the federal statutory rate to the Company's effective income tax (expense) benefit is as follows:

                                                                                                    |     Predecessor
                                                            Reorganized Company                     |      Company
                                                --------------------------------------------------- | -----------------
                                                                                      May 29, 1997  |      July 1, 1996
                                                  Year ended         Year ended          through    |         through
                                                 June 30, 1999      June 30, 1998     June 30, 1997 |      May 28, 1997
                                                                                                    |
     Federal income tax benefit                                                                     |
       (expense) at the statutory rate          $   (428,000)   $     2,318,000      $ 454,000      |     $(15,100,000)
                                                                                                    |
     Amortization of excess                                                                         |
       reorganization value                         (672,000)          (827,000)           -        |            -
                                                                                                    |
     Federal alternative minimum tax                 (70,000)               -              -        |            -
                                                                                                    |
     State tax benefit (expense)                                                                    |
       net of Federal tax benefit (expense)         (348,000)          (336,000)       (15,000)     |         (123,000)
                                                                                                    |
     (Non) recognition of NOL                                                                       |
       carryforward                                1,100,000         (1,491,000)      (454,000)     |       15,100,000
                                                ------------    ---------------     ----------            ------------
                                                                                                    |
     Current expense                            $   (418,000)   $      (336,000)    $  (15,000)     |     $   (123,000)
                                                ============    ===============     ==========            ============

         Net Operating Loss Carryforwards ("NOLs"):

         The net operating losses (NOLs) generated in prior years totaled approximately $107,000,000. The NOLs have been reduced by approximately $75,500,000 as a result of the cancellation of indebtedness that was affected by the Company's reorganization. The NOLs remaining have been reduced by the current years income of approximately $3,000,000. There can be no assurance that the Company will be able to utilize these NOLs due to the complex nature of the applicable tax code and the difference that may exist between management's interpretation of the code and that of the Internal Revenue Service (IRS). As a result of this risk associated with the NOLs, management has established a 100% valuation allowance to offset the associated deferred tax asset.

         As of June 30, 1999, the Company has a net operating loss carryforward expiring as follows:

         June 30, 2009                             $      3,778,000
         June 30, 2010                                   14,230,000
         June 30, 2011                                   10,152,000
         June 30, 2012                                    1,255,000
         June 30, 2013                                    3,170,000
                                                   ----------------

         Total                                     $     32,585,000
                                                   =================


         The Income tax effects of temporary differences that give rise to significant portions of deferred income tax assets as of June 30, 1999 and 1998 are as follows:

                                                1999               1998
                                          ---------------   ---------------
    Deferred Income Tax Assets:
        Federal net operating losses      $    11,079,000   $    11,973,000

        State net operating losses              7,474,000         6,949,000
                                          ---------------   ---------------

        Total deferred income tax assets       18,553,000        18,922,000

        Valuation allowance                   (18,553,000)      (18,922,000)
                                          ---------------   ---------------

        Net deferred income tax assets    $             -   $             -
                                          ===============   ===============


         The deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of the assets cannot be assured at this time.


10. Loans receivable - Native American Tribes:

         The Company has funded the development and construction of the Class III Native American gaming facilities it manages and operates. As of June 30, 1999, there was one loan outstanding for approximately $1,441,000, due March 2000. The full balance is to be realized within one year and as such is classified as a current asset. This note bears interest at prime lending rate +1% (8.75% at June 30, 1999).

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

11. Property and equipment:



         Property and equipment consist of the following as of June 30, 1999 and 1998:

                                                   1999               1998
                                               ---------------   ---------------
   Office furniture, fixtures and equipment    $   131,000       $   131,000
   Less accumulated depreciation                  (117,000)         (108,000)
                                               ---------------   ---------------
                                               $    14,000       $    23,000
                                               ===============   ===============

         Depreciation expense for the years ended June 30, 1999 and 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 is $9,000, and $13,000, $3,000, and $34,000, respectively, and is included in depreciation and amortization expense.

12. Investment in Native American Management Agreements:

         The balance of $162,000 and $1,229,000, as of June 30, 1999 and 1998 in
this caption on the balance sheet represents capitalized costs and payments related only to the remaining Class III management agreements. The Company is amortizing such amounts over five years on the straight line method. The remaining life of these management contracts is approximately one year. Amortization for the years ended June 30, 1999 and 1998, periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997, was approximately $249,000, and $708,000, and $59,000, and $687,000, respectively. Accumulated amortization as of June 30, 1999 and 1998 was approximately $992,000 and $2,119,000, respectively. When changes in circumstances require, the management of the Company will evaluate whether the individual carrying value of these assets has been impaired by comparing the carrying value to the value of the projected net cash flow from related operations. As of June 30, 1999, management expects the assets to be fully recoverable.

13. Notes receivable from officers:

         Pursuant to the Reorganization Plan and their respective amended employment agreements, the Company's two senior executives borrowed a total of $250,000 from the Company. These loans were evidenced by unsecured notes which bore six percent (6%) simple interest. Both notes had a maturity date of May 28, 1998 and both were paid in full in December 1997.

14. Pueblo of Laguna deferred charges:

         In June 1998, the Company entered into a Management and Development Agreement with Pueblo of Laguna tribe to develop and manage a class III gaming facility (Dancing Eagle Casino Project). The Agreement was amended and restated in March and September 1999. The National Indian Gaming Commission (NIGC) approved the Third Amended and Restated agreement in September 1999.

         All initial expenditures incurred by the Company for the establishment and development of the Dancing Eagle Casino Project, as defined in the Management and Development Agreement, other than those costs which generally would be classified as Company administrative costs, have been capitalized as a deferred asset. Additionally, as of October 1, 1998, all Company administrative expenditures relating to the Dancing Eagle Casino have also been capitalized as a deferred asset. Upon the commencement of gaming operations at the Dancing Eagle Casino Project, the total sum of the general and administrative, non-Laguna loan balances, which will remain a deferred asset will be amortized over the five year period of the Pueblo of Laguna Management and Development Agreement.

         Pursuant to the Third Amended and Restated Management and Development Agreement between CGMI and the Pueblo of Laguna dated September 7, 1999, CGMI will Loan approximately $1,700,000 to the Laguna Development Corporation, a wholly-owned tribal corporation ("LDC") to partially fund pre-opening and construction expenses of the Pueblo of Laguna Casino Project (the "CGMI Loans"). Additionally, the parties have agreed that a construction loan of $7,200,000 will be privately placed by a third party in favor of LDC ("Third Party Loan"). The CGMI Loans will be subordinate to the third party loan.

         In addition, the management agreement will entitle the Company to 30% of the net revenues of the gaming operations for the first three years and 20% of net revenues of the gaming operations for the remaining two years of the contract. Operations are expected to commence in the first calendar quarter of year 2000.

15. Debt after reorganization:

         Senior Secured Notes:

         Pursuant to the Reorganization, the Holders of the Old Senior Secured Notes, along with certain unsecured creditors and key members of management, received, on a pro rata basis, the New Senior Secured Notes having an aggregate principal amount of $23,100,000. Certain members of management received a total of $550,000 of those Senior Secured Notes. These members are not vested in the Senior Secured Notes until May 2000. During the year ended June 30, 1999, an officer of the Company resigned and forfeited his rights to receive $300,000 of these Senior Secured Notes. The Company now holds these $300,000 of the New Senior Secured notes in treasury. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Amended Indenture includes certain restrictive covenants. The Company has complied with all of the covenants as of June 30, 1999. The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date. The New Senior Secured Notes mature in May of 2001. Required principal payments through maturity is as follows:

 May 15, 2000                       $     4,620,000
 May 15, 2001                            18,480,000
 Thereafter                                     -
                                    ---------------
 Total                              $    23,100,000
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

         Per the terms of the Amended Indenture, the Company made interest payments of $1,386,000 on May 15, 1998, November 15, 1998 and May 15, 1999.

16. Capital structure:

         Capital Structure After Reorganization:

         Pursuant to the Plan, the Predecessor Company's common stock and outstanding options were canceled on the Effective Date. The Plan also provided for the amendment and restatement of the Company's Certificate of Incorporation and bylaws. The new charter authorized 5,000,000 shares of no par value common stock. Upon the Effective Date, 1,800,000 shares of common stock were authorized for issuance on a pro rata basis to the Company's various classes of creditors. In addition, the Company's executive management became entitled to receive a total of 66,667 shares of common stock on the Effective Date. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan. The remaining shares were issued in May 1998 and May 1999, respectively. Also see Note 2, Modification of Plan and Second Amended Indenture.

         In accordance with Section 10 of the Company's Certificate of Incorporation, the Company is imposing certain transferability restrictions upon its 5-percent shareholders for purposes of Tax Code ss. 382. These restrictions generally provide that the 5-percent shareholders shall be prohibited from transferring shares of New Common Stock without the consent of a designated Tax Advisor (the "Tax Advisor"). The Tax Advisor shall have no obligation to consent to a transfer unless it determines that the proposed transfer and any related proposed transfers do not create an unreasonable risk of loss, or material limitation on, the Company's use of its net operating loss carryforwards.

         Preferred and common stock:

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

17. Stock option plan:

         Pursuant to the Reorganization, the Company canceled all of its existing stock options and adopted the 1997 Stock Option Plan covering 200,000 shares of the Company's common stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Company's Plan of Reorganization, no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Plan expires in March 2007. Incentive stock options granted under the Plan to employees who are not 10% owners are exercisable for a period up to ten years from the date of grant at an exercise price of $1.75 or such lesser amounts approved by the Company's Noteholders. The exercise price may be adjusted subject to certain recapitalization provisions of the Plan. Incentive stock options granted under the Plan to employees who are 10% shareholders are exercisable for a period up to five years at the same exercise price provision. As of June 30, 1999 there were no options granted under the Plan.

18. Commitments and contingencies:


         Employment agreements:

         The Company has employment agreements with the Company's President and Executive Vice President which require annual compensation of $275,000 and have rolling terms of one (1) year. The Company also has an agreement with an outside director of the Company which requires an outside director's fee of $90,000 for the calendar year ended December 31, 1999 and $60,000 for the calendar year ended December 31, 2000. In addition, the Company has an informal agreement with a second outside director of the Company which requires an outside director's fee of $75,000 for the 12 month period ended August 31, 1999. As of June 30, 1999, the Company owed approximately $62,000 to this second outside director.

         Registration of securities:

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

         Property lease:

         The Company leases 2,646 square feet of office space in Phoenix, Arizona under an operating lease which expires on December 31, 2000. The Company's commitment under this non-cancelable lease will require annual lease payments of approximately $50,000 and $25,000, for the fiscal years ending June 30, 2000 and June 30, 2001, respectively. Rent expense for the year ended June 30, 1999 and 1998, the period May 29, 1997 to June 30, 1997, July 1, 1996 to May 28, 1997, was approximately $116,000, and $92,000, $8,000, and $74,000, respectively.

        Purchase Commitment:

        The Company entered into a purchase commitment to purchase the building for the Dancing Eagle Casino operations for approximately $630,000. The Company will lease the building to Laguna Development Corporation for a period of five years beginning with the commencement of casino operations. See note 14.

19. Pension plan:

         Effective November 1, 1994, the Company adopted a defined contribution (401(k)) plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 100% of the employee's contribution up to a maximum of 6% of salary. The expenses of the Plan to the Company for the years ended June 30, 1999 and 1998, the periods May 29, 1997 to June 30, 1997 and July 1, 1996 to May 28, 1997 was approximately $61,000, and $71,000, $22,000, and $51,000, respectively.

20. Concentration of credit risk:

         Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments in high credit quality financial institutions and currently invests primarily in U.S. government and Euro rollover obligations that have maturities of less than three months. The Company had cash of approximately $100,000 as of June 30, 1999, that is subject to credit risk beyond FDIC insured limits. The Company had approximately $8,300,000 at June 30, 1999, in U.S. government obligations, repurchase agreements, cash management funds and Euro investments which are not insured.

         The Company has recorded as of June 30, 1999, $647,000, in management fees due from Native American Tribes under management contracts as well as $1,441,000, for development loans to Tribes. Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. As of June 30, 1999, these receivables are due from two tribes, the Tonto Apache Tribe and the Umatilla Tribe. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. The Company does not require collateral or other security to support financial instruments subject to credit risk, beyond the pledge of each Tribe of their gaming revenues. Management has no dispute with any Native American Tribe that would place doubt on the full collectability of any of the receivables. The Company attempts to take all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement and securing appropriate regulatory approval.

         The Company's management fee revenues are derived from three Native American Indian tribes as follows:

                                    Fiscal Year Ended June 30
                                    -------------------------
                                     1999               1998
                                    ------             ------

        Muckleshoot Tribe              -                 14%

        Tonto Apache                  32%                28%

        Umatilla                      68%                58%

     The loss of one of these Tribes could have a material adverse effect on the Company's financial condition.

21. Risks and uncertainties:

         To enter the Native American, riverboat, dockside casino or any other aspect of the gaming industry, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent under Federal, Tribal and in some cases, state law with respect to Native American gaming. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose delays in licensure, restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. In addition, gaming on Native American lands is extensively regulated, and the terms and conditions of management contracts must be approved by the Tribes and certain regulatory entities. Changes in the interests of principals must be approved, and the Company and certain of its principals must be licensed, by Tribal and in some cases, state authorities. There can be no assurance that the Company or any of its key personnel will obtain the requisite licenses and approvals of the various state and Tribal gaming commissions and the National Indian Gaming Commission ("NIGC") in a timely fashion, if at all.

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

22. Fair value of financial instruments:

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

         In assessing the fair value of the financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, and trade payables, it was concluded that the carrying amount approximated fair value because of their short maturities.

         The 12.0% Senior Secured notes due 2001 are carried at their face value of $23,100,000. The fair value of the Company was determined to be $23,500,000 of which $23,100,000 was attributed to senior secured notes and $400,000 to common stock.

23. Extraordinary items:

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

         Approximately $103,464,000 was recorded as an extraordinary gain as the result of the Company's debt restructuring under Chapter 11 and the adoption of fresh-start reporting. The $103,464,000 is comprised of the following:

           Write-off Deferred Finance Costs and
             Original Issue Discounts                              $ (4,311,000)
           Record New Notes in exchange for old debt                (23,100,000)
           Record New Notes issued to management
             included in Reorganization Items                           550,000
           Reduce Liabilities Subject to Compromise to zero         130,325,000
                                                                   -------------
                                      Total                        $103,464,000
                                                                   =============


         There is no income tax effect on the extraordinary items due to the cancellation of indebtedness as more fully described in Note 9.

24. Legal proceedings:

         Pursuant to the Plan, all legal proceedings against the parent company prior to the Effective Date of May 28, 1997 were settled pursuant to the Plan. As a result, there was no litigation pending against the parent company on the May 28, 1997 Effective Date. The Company may be subject to various legal proceedings in the ordinary course of business, although is not aware of the existence of any such pending or threatened legal proceedings at this time.


25. New authoritative pronouncements:

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

         SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 should be as of the beginning of a fiscal quarter; on that date, hedging relationships must be designated anew and documented pursuant to the provisions of SFAS No. 133. Earlier application of all of the provisions of SFAS No. 133 is encouraged, but it is permitted only as of the beginning of any fiscal quarter. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company will evaluate the new standard to determine any required new disclosures or accounting.

                                    Index to Exhibits



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

         10.173 Amendment No. 1 to Employment Agreement dated May 28, 1997, by and between the Registrant and Edward M. Tracy. (27)

         10.174 Employment Agreement as of June 1, 1997, by and between Registrant and Michael Barozzi

         10.175 Employment Agreement dated February 11, 1998, by and between Registrant and Bradley A. Denton.

         10.176 Letter regarding confidentiality of Management Agreement between Capital Gaming Management Inc. and the Pueblo of Laguna.

         10.177 Employment Agreement dated as of December 1, 1998 between Registrant and Michael W. Barozzi

         10.178 Letter Agreement dated January 8, 1999 between Registrant and Michael W. Barozzi

         10.179 Employment Agreement dated as of December 1, 1998 between Registrant and William S. Papazian

         10.180 Letter Agreement dated as of January 8, 1999 between Registrant and William S. Papazian

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

         Current Report on Form 8-K filed with the Securities and Exchange Commission on April 2, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999.

         Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 1999.