Form 10-Q
period 1999-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 1999-11-15
CIK 867443

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

                                      or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of September 30, 1999: 1,999,745 (consisting of 1,600,000 shares of Class A Common Stock and 399,745 shares of Common Stock)

                      CAPITAL GAMING INTERNATIONAL, INC.

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               September 30, 1999 (Unaudited) and June 30, 1999 (Audited)      1

            Consolidated  Statements of Operations for the three months
               ended September 30, 1999 and 1998 (Unaudited)                   3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the three months ended September 30, 1999 (Unaudited)           4

            Consolidated Statements of Cash Flows for the three months
               ended September 30, 1999 and 1998 (Unaudited)                   5

            Notes to Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 3.  Default Upon Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Securityholders                   22

Item 6.  Exhibits and Reports on Form 8-K                                     23

Signature Page                                                                24

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                     ASSETS


                                                            September 30, 1999   June 30, 1999
                                                            ------------------   -------------
                                                                [Unaudited]
CURRENT ASSETS:
   Cash and cash equivalents                                      $ 4,771           $ 4,440
   Restricted funds [Note 8]                                        5,565             3,977
   Interest receivable                                                 29                24
   Native American management fees & expenses receivable              584               647
   Current portion - Native American loans receivable               1,020             1,441
   Muckleshoot settlement receivable [Note 9]                         863             1,150
   Prepaid expenses and other current assets                          190               215
                                                                  -------           -------
TOTAL CURRENT ASSETS                                               13,022            11,894
                                                                  -------           -------

FURNITURE, FIXTURES AND EQUIPMENT                                      11                14
EXCESS REORGANIZATION VALUE, Net [Note 3]                           3,296             3,790
OTHER ASSETS:
   Investment in Native American management
      agreements, net                                                 105               162
   Deferred charges [Note 10]                                       1,742             1,369
                                                                  -------           -------
TOTAL OTHER ASSETS                                                  1,847             1,531
                                                                  -------           -------

TOTAL ASSETS                                                      $18,176           $17,229
                                                                  =======           =======


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                September 30, 1999  June 30, 1999
                                                                ------------------  -------------
                                                                    [Unaudited]
CURRENT LIABILITIES:
    Current portion of 12% senior secured notes
      payable [Note 7]                                                $  4,560         $  4,560
    Accounts payable and accrued expenses                                  741              773
    Accrued interest                                                       976              292
    Federal income taxes payable                                            (2)              70
    State income taxes payable                                             335              257
                                                                      --------         --------
TOTAL CURRENT LIABILITIES                                                6,610            5,952
                                                                      --------         --------
LONG TERM DEBT:
    12% senior secured notes payable [Note 7]                           18,240           18,240
                                                                      --------         --------

TOTAL LIABILITIES                                                       24,850           24,192
                                                                      --------         --------

STOCKHOLDERS' DEFICIT:
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding 1,999,745 shares                              400              400
    Additional paid in capital [Note 7]                                    300              300
    Accumulated deficit (since May 29, 1997, date of
      reorganization)                                                   (7,374)          (7,663)
                                                                      --------         --------
TOTAL STOCKHOLDERS' DEFICIT                                             (6,674)          (6,963)
                                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 18,176         $ 17,229
                                                                      ========         ========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                               Three Months Ended   Three Months Ended
                                               September 30, 1999   September 30, 1998
                                               -------------------  ------------------
REVENUES:
    Native American casino management fees         $     1,976          $     1,974
                                                   -----------          -----------
COSTS AND EXPENSES:
    Salaries, wages and related costs                      212                  763
    Native American gaming development costs                52                  269
    Professional fees                                      139                  321
    General and administrative                              83                  126
    Depreciation and amortization                          554                  577
                                                   -----------          -----------
TOTAL COSTS AND EXPENSES                                 1,040                2,056
                                                   -----------          -----------
INCOME (LOSS) FROM OPERATIONS                              936                  (82)
                                                   -----------          -----------
OTHER INCOME (EXPENSE):
    Muckleshoot settlement, net [Note 9]                    --                2,285
    Interest income                                        118                  135
    Interest expense                                      (684)                (693)
    Other income                                            --                   40
                                                   -----------          -----------
TOTAL OTHER INCOME (EXPENSE)                              (566)               1,767
                                                   -----------          -----------
INCOME (LOSS) BEFORE INCOME TAX                            370                1,685

PROVISION FOR INCOME TAX EXPENSE [Note 6]                   81                   81
                                                   -----------          -----------
NET INCOME (LOSS)                                  $       289          $     1,604
                                                   ===========          ===========

NET INCOME (LOSS) PER SHARE                        $       .14          $       .83
                                                   ===========          ===========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                               1,999,745            1,933,333
                                                   ===========          ===========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                         Common Stock                   Retained
                                      ------------------   Additional   Earnings
                                        Shares    Amount     Capital    (Deficit)
                                      ---------   ------   ----------   ---------
BALANCE - JUNE 30, 1999               1,999,745    $400       $300       $(7,663)
    Net income for the three months
       ended September 30, 1999              --      --         --           289
                                      ---------    ----       ----       -------
BALANCE - September 30, 1999          1,999,745    $400       $300       $(7,374)
                                      =========    ====       ====       =======


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In Thousands)

                                                                Three Months Ended   Three Months Ended
                                                                September 30, 1999   September 30, 1998
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                 $   289              $ 1,604
                                                                      -------              -------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                   554                  577
          Muckleshoot settlement, Gross [Note 9]                           --               (3,300)
          Payments on Muckleshoot settlement [Note 9]                     287                1,192
          Write-off of investment in Muckleshoot
             management agreement [Note 9]                                 --                  815
          Increase in interest receivable                                  (5)                   8
          Decrease (increase) in Native American
             management fees and expenses receivable                       63                   29
          Decrease (increase) in prepaid expenses
             and other current assets                                      25                   (9)
          (Decrease) increase in accounts payable
             and accrued expenses                                         (32)                (264)
          (Decrease) increase in accrued interest                         684                  694
          (Decrease) increase in federal income taxes payable             (72)                  --
          Increase in state income taxes payable                           78                   81
                                                                      -------              -------

    Total Adjustments                                                   1,582                 (177)
                                                                      -------              -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     1,871                1,427
                                                                      -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American loans receivable                        421                1,044
    (Increase) decrease in restricted funds                            (1,588)                  (5)
    (Increase) in deferred charges [Note 10]                             (373)                (255)
    Purchase of furniture, fixtures and equipment                          --                   --
                                                                      -------              -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,540)                 784
                                                                      -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            0                    0
                                                                      -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      331                2,211

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                        4,440                4,498
                                                                      -------              -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                            $ 4,771              $ 6,709
                                                                      =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                       $     0              $     0
       Income Taxes                                                   $    72              $     0



              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [UNAUDITED]

[1]      ORGANIZATION

         Capital Gaming International, Inc., a New Jersey corporation (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company with gaming management and development interests with Native American Tribes in several states. The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company.

         CGMI developed and currently manages and operates two Native American casinos located in separate jurisdictions as follows:

                  Tonto Apache Tribe - Mazatzal Casino in Payson, Arizona (Class III facility opened in April 1995)

                  Umatilla Tribes - Wildhorse Gaming Resort in Pendleton, Oregon (Class III facility opened in March 1995)

          On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 319 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. Construction of the Dancing Eagle Casino Project commenced on October 4, 1999 and the facility is anticipated to open in the first quarter of calendar year 2000.

[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of September 30, 1999, the Consolidated Statements of Operations for the three-month periods ended September 30, 1999 and 1998, and the Consolidated Statement of Cash Flows for the three-month periods ended September 30, 1999 and 1998 are unaudited. The June 30, 1999 Balance Sheet data was derived from audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 1999, and the results of its operations and cash flows for the three-month periods ended September 30, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

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

         Plan of Reorganization

         The Plan provided generally that creditors of the Company were to receive distributions as follows: (i) holders of Old Senior Secured Notes received in the aggregate (A) on account of their Allowed Secured Claims (as defined in the Plan of Reorganization), their Pro Rata Share (as defined in the Plan of Reorganization) of the Company's 12% Senior Secured Notes due 2001 (the "New Senior Secured Notes") having a principal face amount of $21.45 million and 1,225,000 shares of the Class A Common Stock, and (B) on account of their unsecured Deficiency Claims (as defined in the Plan) totaling $80,688,850, the same treatment as is afforded to holders of General Unsecured Claims except that they shall receive Class A Common Stock in lieu of New Common Stock (see subparagraph (iii) below); (ii) holders of Secured Claims (as defined in the
Plan) that are not Claims (as defined in the Plan) arising out of Old Senior Secured Notes received, at the option of the Company: (X) such treatment as would leave such holder unimpaired; (Y) payment in full, in cash; or (Z) return of such holder's collateral in the possession of the Company; and (iii) holders of General Unsecured Claims against the Company received their pro rata shares of (A) 525,000 shares of New Common Stock; (B) the right to receive the net proceeds of Avoidance Actions (as defined in the Plan of Reorganization) recovered pursuant to the Plan of Reorganization; and $1,100,000 in New Senior Secured Notes. With respect to Class 4 Claims (as defined in the Plan), the Indenture Trustee could receive no more than 375,000 shares of New Common Stock and $550,000 in New Senior Secured Notes on account of its allowed Class 4 Claim, and any shares the Amended Indenture Trustee would otherwise receive on account of its Class 4 Claim in excess of $550,000 in New Senior Secured Notes is required to be distributed pro rata to all other holders of Allowed Class 4 Claims. See "Business - Debt After Reorganization" for a description of the New Senior Secured Notes and "Business - Capital Structure" for a description of the Company's current capital structure.

         Holders of the Old Common Stock received their pro rata share of 50,000 shares of New Common Stock. Existing warrants, options and other rights to acquire Old Common Stock (collectively, the "Old Options") were cancelled and holders of such Old Options received no distributions of property on account thereof.

         The Plan provided for the discharge of all claims against the Company and/or the release of the Company, its officers and employees, its wholly-owned subsidiaries and their respective present and former directors, the Indenture Trustee and the Noteholders Steering Committee of all liabilities in any way related to the Company. In addition, a critical element of the Plan was the release by the Indenture Trustee and each of the Noteholders of all of their claims against subsidiaries of the Company arising out of guaranties and pledges, except for the treatment of their Claims provided for under the Plan of Reorganization.

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

[4]      SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's form 10-K, as amended, for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

[5]      RHODE ISLAND DEVELOPMENT PROJECT

         Narragansett Contract - Native American Casino (Rhode Island)

         Through its wholly-owned subsidiary, Capital Development Gaming Corp. ("CDGC"), the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. The Narragansett Contract provides for the Company to receive a management fee of 30% of Net Distributable Profits (as defined therein) of the gaming facility for the first five years, commencing on the opening of the facility and 20% for the remaining two years. As part of the Narragansett Contract, the Company is required to advance certain funds for the development of the Rhode Island Project and the construction of the gaming facility which will be repaid over a seven-year period commencing with opening of the facility. The Narragansett Contract was submitted to the NIGC for approval in June 1995.

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

         Purported Termination of Narragansett Contract

         The Narragansett Tribe has informed the Company that its contract is terminated and that it seeks to contract with a specified third-party to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the Management Contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination and is evaluating its alternatives in this matter.

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

         In connection with the Narragansett Tribe's efforts to seek statewide voter approval of a gaming facility to be located in Providence, Rhode Island in the November 1998 general election, the Company had retained Donaldson, Lufkin and Jenrette Securities Corporation ("DLJ") to act as its exclusive financial advisor with respect to the review and analysis of financial and structural alternatives available to the Company. As part of such engagement, the Company agreed to issue warrants to DLJ to purchase five (5%) percent of the Company's issued and outstanding common stock on a fully diluted basis, to be exercisable only if the Narragansett Tribe succeeded in winning voter approval for a Narragansett gaming facility. In light of the fact that a voter referendum did not occur in November 1998, and the uncertainty surrounding any future voter referendum, and other factors, the Company has not issued such warrants.

         Other Matters

         The Company continued funding of the on-going development costs of the Narragansett development project until the Tribe's purported termination, which at September 30, 1999, totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At September 30, 1999, approximately $9.9 million in development costs (of the $11.5 million expended) were recoverable by the Company if and when a gaming facility was established by the Narragansett Tribe. The Tribe's purported termination of the Management Contract makes recovery of this amount uncertain. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

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

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $81,000 for the three-month period ended September 30, 1999 relates solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income (Loss) Before Income Tax for the Company.

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

         Description of Second Amended Indenture

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

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998, December 31, 1998 and March 31, 1999, Annual Reports on Form 10-K for the annual periods ended June 30, 1997, June 30, 1998 and June 30, 1999 and Current Report on Form 8-K filed December 18, 1998.

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

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and interest payments of $1,386,000 on May 15, 1998, November 15, 1998 and May 15, 1999. The Company will make its scheduled interest payment of $1,386,000 on November 15, 1999.

[8]      RESTRICTED FUNDS

         Restricted funds are held by the Indenture Trustee as cash collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $5,565,000 held by the Indenture Trustee as cash collateral as of September 30, 1999, $4,995,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture for specific purposes which include
(i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any additional developmental expenses (as defined in the Second Amended Indenture), (iv) to pay any deferred budgeted expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of excess cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a qualified new project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the new Senior Secured Notes and to fund new projects of the Company.

[9]      MUCKLESHOOT SETTLEMENT

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

[10]     PUEBLO OF LAGUNA DEFERRED CHARGES

         On July 24, 1998, the Company entered into a Management and Development Agreement with Pueblo of Laguna tribe to develop and manage a class III gaming facility (Dancing Eagle Casino Project). The Agreement was amended and restated in March and September 1999. The National Indian Gaming Commission (NIGC) approved the Third Amended and Restated agreement in September 1999.

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

         Pursuant to the Third Amended and Restated Management and Development Agreement between CGMI and the Pueblo of Laguna dated September 7, 1999, CGMI loaned approximately $1,700,000 to the Laguna Development Corporation, a wholly-owned tribal corporation ("LDC") to partially fund pre-opening and construction expenses of the Pueblo of Laguna Casino Project (the "CGMI Loans"). Additionally, a construction loan of $7,200,000 was privately placed by a third party in favor of LDC ("Third Party Loan"). The CGMI Loans are subordinate to the third party loan.

         In addition, the management agreement entitles the Company to 30% of adjusted net revenues of the gaming operations (as defined in such agreement) for the first three years and 20% of adjusted net revenues of the gaming operations for the remaining two years of the contract. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principals. Construction of the Dancing Eagle Casino Project commenced on October 4, 1999. Operations are expected to commence in the first calendar quarter of year 2000.

[11]     NEW AUTHORITATIVE PRONOUNCEMENTS

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

PART I., Item 2.

                      CAPITAL GAMING INTERNATIONAL, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of September 30, 1999 and June 30, 1999 (audited) and for the three-months ended September 30, 1999 and 1998 contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of September 30, 1999 and June 30, 1999 (audited) and results of operations for the three-months ended September 30, 1999 and 1998 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the three months ended September 30, 1999, the Company had a net increase in cash and cash equivalents of $331,000, of which $1,871,000 was provided by Company operating activities, and $1,540,000 was used by Company investing activities .

         Operating Activities: Cash flows from operating activities for the three months ended September 30, 1999 were provided by (i) Native American casino management fees of approximately $2,038,000, and (ii) interest income of approximately $118,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $289,000 for the three months ended September 30, 1999 to net cash flows used by operating activities include
(i) depreciation and amortization of $554,000, (ii) payments received on the Muckleshoot Settlement Agreement of $287,000, (iii) a decrease in interest receivable of $5,000 (iv) a decrease in Native American management fees and expenses receivable of $63,000, (v) a decrease in prepaid and other current assets of $25,000 (vi) a decrease in accounts payable and accrued expenses of $32,000, (vii) an increase in accrued interest payable of $684,000, (viii) a decrease in federal income taxes payable of $72,000, and (ix) an increase of $78,000 for state income taxes payable.

         Investing Activities: Cash flows from investing activities for the three month period ended September 30, 1999 were provided by $421,000 in repayment of Native American loans/advances, and used by (i) an increase in restricted funds of $1,588,000, and (ii) an increase in deferred Pueblo of Laguna charges of $373,000.

         Financing Activities: The Company did not have any financing activities for the three month period ended September 30, 1999.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees, the receipt of debt service payments on the Native American loans receivable, and installment payments received from the Muckleshoot settlement. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Tonto Apache Casino loan in April 2000. In the event conditions arise, for whatever reasons, that cause a reduction or elimination of existing cash reserves and sources of cash, the Company may not be able to continue operations or service its debt.

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 319 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. On October 4, 1999, the Company funded approximately $1,436,000 pursuant to the Construction and Pre-opening Cost Loan Agreement for the construction of the Dancing Eagle Casino Project. The facility is anticipated to open in the first quarter of calendar year 2000.

         In December 1998 the Pueblo of Laguna announced plans to develop a larger, second casino within the next 18 to 36 months to be located on Interstate 40 on the Tribe's sovereign reservation lands approximately 7 miles west of Albuquerque, New Mexico. There can be no assurances as to what effect this increased competition will have on the projected revenues, profits and management fees derived from the Company's proposed Dancing Eagle Casino Project, or the ability of the LDC to repay any loans.

         Debt

         At September 30, 1999 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. The Company holds $300,000 of the New Senior Secured Notes in treasury.

         Capital Requirements

         The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, and the Dancing Eagle Casino Project pursuant to the related management agreement. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Dancing Eagle Casino Project, monthly lease payments relative to the Dancing Eagle Casino Project, and cash and cash equivalents on hand at September 30, 1999 of $4,771,000 and restricted funds of approximately $5,565,000 will provide the Company with its only sources of cash for the approximately six months remaining on the Company's two existing operating management contracts, and the anticipated five years on the Dancing Eagle Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

         In order to complete the funding of the construction or acquisition costs of new projects, it is anticipated that the Company will require significant additional capital or project financing. The Company believes that should any new projects become available it will have available funding through the debt and/or equity markets or alternatively though bank financing, based on the viability of the individual project(s). This belief is founded on the Company's past success in funding the development of Class III gaming facilities including the Dancing Eagle Casino Project, the expertise of its management in the gaming industry and its favorable position of being currently licensed and/or approved by the NIGC and by several state jurisdictions. However, given the high level of uncertainty concerning the prospects of new development projects, there can be no assurance that such financing will be available, or if available, that the terms thereof will be acceptable or favorable to the Company. No financing commitments have been obtained as of the date of this filing, nor can the timing of any new capital requirements be reasonably estimated at this time.

         The Company believes it will require new sources of cash beyond its existing operations and current expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001.

         Restricted Funds

         Restricted funds consist of approximately $5,565,000 and $3,977,000 (including accrued interest) as of September 30, 1999 and June 30, 1999, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $5,565,000 held by the Indenture Trustee as Cash Collateral, as of September 30, 1999, $4,995,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture, for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any Additional Developmental Expenses (as defined in the Second Amended Indenture), (iv) to pay any Deferred Budgeted Expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of Excess Cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a Qualified New Project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the New Senior Secured Notes and to fund new projects of the Company.

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

         Default Under First Amended Indenture

         See Note [7] "Default Under First Amended Indenture".

Results of Operations

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

Three-month Period Ended September 30, 1999 as Compared to the Three-month Period Ended September 30, 1998

        Income From Operations

        Income from operations for the three-month period ended September 30, 1999 totaled approximately $936,000 as compared to a loss of $82,000 for the three-month period ended September 30, 1998, representing an increase in income from operations of $1,018,000. This increase in income is due to (i) an increase in revenues of $2,000, and (ii) a decrease in operating expenses of $1,016,000.

        Revenues

        The following table outlines the Company's revenues for the three months ended September 30, 1999 and 1998:

               3 Months   3 Months
                 Ended      Ended
                9/30/99    9/30/98   Inc. (Dec.)   % Change
               --------   --------   -----------   --------
Umatilla        $1,290     $1,257       $ 33          2.6%
Tonto Apache       686        717        (31)        -4.3%
                ------     ------       ----         -----
                $1,976     $1,974       $  2          0.1%
                ======     ======       ====         =====

        Revenues increased $2,000, or 0.1% from $1,974,000 to $1,976,000 for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998. The increased revenue from the Umatilla Casino of $33,000 resulted from additional slot machines being added to the casino floor. The decreased revenue from the Tonto Apache Casinos of $31,000 was due to decreased traffic flow in the area from prolonged fire hazard conditions and camping restrictions.

        Costs and Expenses

        Salaries and wages decreased to $212,000 from $763,000, a $551,000 or 72.2% decrease in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

        Company development costs declined $217,000 or 80.7% from $269,000 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decline is due primarily to reduced development costs being incurred in conjunction with the Narragansett Indian Tribe's attempt to further their position toward an approved Compact.

        Professional fees decreased to $139,000 from $321,000, a 56.7% or $182,000 decrease in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999. This decline is primarily due to management's continuing efforts to reduce legal costs in all categories.

        General and administrative expenses declined $43,000 or 34.1% to $83,000 for the three months ended September 30, 1999. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in the first quarter of fiscal 2000.

        The decline in depreciation and amortization of $23,000 or 4.0% to $554,000 is primarily attributable to the write-off of the amortization of Muckleshoot Casino deferred charges in the first quarter of fiscal 1999.

        Other Income and Expenses

        The other income line, Muckleshoot Settlement, Net for $2,285,000 represents the net gain to the Company for fiscal year 1999, associated with the Muckleshoot settlement (see Note [9] to the Company's consolidated financial statements contained herein).

        Interest income declined $17,000 or 12.6% from $135,000 for the three months ended September 30, 1999. This decline is the collective result of two factors, (i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding in the first quarter of fiscal 2000 which increased interest income, and (ii) lesser interest income from the Native American loans due the Company in the first quarter of fiscal 2000 as compared to the first quarter of fiscal 1999 due to the receipt of the final payment in September 1998 of the Umatilla Tribes Casino Loan, and the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

        Interest expense decreased $9,000 or 1.3% from $693,000 for the first quarter of fiscal 2000 due to the reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

        The provision for income taxes for the three-month periods ended September 30, 1999 and 1998 represents an estimate for state income tax expense for Company earnings from CGMI in the state jurisdictions in which it operates. No provision is made for Federal income taxes due to the expected utilization of the net operating loss carryforwards of the Company (see Note [6] to the Company's consolidated financial statements contained herein). As such, no relationship exists between income tax expense and consolidated income before income taxes for the Company.

PART I., Item 3.

         Quantitative and Qualitative Disclosures about Market Risks

         Not applicable.

PART II., Item 1.

                      CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no material litigation pending against the Company on September 30, 1999. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any material pending or threatened legal proceedings at this time except as disclosed herein.

      1. Muckleshoot Litigation

         Previously reported in Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission. See Note [9] to the unaudited financial statements contained herein.

      2. Narragansett Agreement

         The Narragansett Tribe has informed the Company that its contract is terminated and that it seeks to contract with a specified third-party to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the management contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination and is evaluating its alternatives in this matter. See Note [7].

Reorganization of the Company

         See Note [2] to the unaudited Consolidated Financial Statements contained herein and the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         Except as disclosed in note [7] to the unaudited financial statements contained herein (Court Approval of Modification of Plan and Second Amended Indenture), there have been no changes in securities or the capital structure of the Company for the three months ended September 30, 1999. As disclosed in note [7] to the unaudited financial statements contained herein, effective December 4, 1998, holders of the Old Secured Notes became entitled to receive 1,600,000 shares of Class A Common Stock on account of their Allowed Secured Claims and Allowed Unsecured Claims in connection with Bankruptcy Court approval of Modifications to the Plan. These securities have been issued pursuant to an exemption from the Securities Act of 1933 pursuant to Section 3(7) and, in the alternative, any other section thereof that may apply. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

PART II., Item 3.

         Default Under First Amended Indenture

         See Note [7] - "Default Under First Amended Indenture".

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998, an interest payment of $1,386,000 on November 15, 1998, and an interest payment of $1,386,000 on May 14, 1999. The Company will make its scheduled interest payment of $1,386,000 on November 15, 1999.

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended September 30, 1999.

PART II., Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-------
#        Filed herewith

27       Financial Data Schedule

(b)      Reports on Form 8-K

         The following Form 8-K, as amended, was filed by registrant during the quarter ended September 30, 1999:

         Form 8-K filed August 20, 1999 reporting under Item 4 that on August 16, 1999 Registrant dismissed Moore Stephens, P.C. as its principal independent accountant, and that on August 16, 1999 Registrant engaged Toback CPAs as its new principal accountant. Amendment No. 1 to such Form 8-K, which attached certain required correspondence from Moore Stephens, P.C., was filed on August 25, 1999.

Signature Page

                      CAPITAL GAMING INTERNATIONAL, INC.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: November 15, 1999       By: /s/ Michael W. Barozzi
                                   ---------------------------------------------
                                   Michael W. Barozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: November 15, 1999       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and General Counsel and Secretary
                                   (Authorized Representative)


Dated: November 15, 1999       By: /s/ Robin K. McEntire
                                   ------------------------------------------
                                   Robin K. McEntire, Controller
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.    Description
-------  ----------------------
27       Financial Data Schedule