Form 10-Q
period 1999-12-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 2000-02-14
CIK 867443

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of December 31, 1999: 1,999,745 (consisting of 1,600,000 shares of Class A Common Stock and 399,745 shares of Common Stock)

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 1999
               (Unaudited) and June 30, 1999 (Audited)                            1

            Consolidated  Statements of Operations for the three months
               and six months ended December 31, 1999 and 1998 (Unaudited)        3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the six months ended December 31, 1999 (Unaudited)                 4

            Consolidated Statements of Cash Flows for the six months
               ended December 31, 1999 and 1998 (Unaudited)                       5

            Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                         17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks             22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       23

Item 2.  Changes in Securities and Use of Proceeds                               23

Item 3.  Default Upon Senior Securities                                          23

Item 4.  Submission of Matters to a Vote of Securityholders                      23

Item 6.  Exhibits and Reports on Form 8-K                                        24

Signature Page                                                                   25

PART I., Item 1.
                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                     ASSETS




                                                                  December 31, 1999     June 30, 1999
                                                                  ------------------    -------------
                                                                      [Unaudited]

CURRENT ASSETS:
   Cash and cash equivalents                                            $ 1,759             $ 4,440
   Restricted funds [Note 8]                                              7,392               3,977
   Interest receivable                                                       34                  24
   Native American management fees & expenses receivable                    362                 647
   Current portion - Native American loans receivable                       589               1,441
   Muckleshoot settlement receivable [Note 9]                               575               1,150
   Prepaid expenses and other current assets                                255                 215
                                                                        -------             -------
TOTAL CURRENT ASSETS                                                     10,966              11,894
                                                                        -------             -------

FURNITURE, FIXTURES AND EQUIPMENT                                             9                  14
EXCESS REORGANIZATION VALUE, Net [Note 3]                                 2,801               3,790
OTHER ASSETS:
   Investment in Native American management
      agreements, net                                                        48                 162
   Deferred charges [Note 10]                                             3,068               1,369
                                                                        -------             -------
TOTAL OTHER ASSETS                                                        3,116               1,531
                                                                        -------             -------

TOTAL ASSETS                                                            $16,892             $17,229
                                                                        =======             =======




              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                       December 31, 1999     June 30, 1999
                                                                       ------------------    -------------
                                                                          [Unaudited]

CURRENT LIABILITIES:
    Current portion of 12% senior secured notes
      payable [Note 7]                                                      $  4,560            $  4,560
    Accounts payable and accrued expenses                                        700                 773
    Accrued interest                                                             276                 292
    Federal income taxes payable                                                  (2)                 70
    State income taxes payable                                                    --                 257
                                                                            --------            --------
TOTAL CURRENT LIABILITIES                                                      5,534               5,952
                                                                            --------            --------
LONG TERM DEBT:
    12% senior secured notes payable [Note 7]                                 18,240              18,240
                                                                            --------            --------

TOTAL LIABILITIES                                                             23,774              24,192
                                                                            --------            --------

STOCKHOLDERS' DEFICIT:
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding 1,999,745 shares                                    400                 400
    Additional paid in capital [Note 7]                                          300                 300
    Accumulated deficit (since May 29, 1997, date of
      reorganization)                                                         (7,582)             (7,663)
                                                                            --------            --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (6,882)             (6,963)
                                                                            --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 16,892            $ 17,229
                                                                            ========            ========



              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                                   Three Months Ended   Six Months Ended    Three Months Ended   Six Months Ended
                                                   December 31, 1999    December 31, 1999   December 31, 1998    December 31, 1998
                                                   ------------------   -----------------   ------------------   -----------------
REVENUES:
    Native American casino management fees             $    1,548          $    3,524          $    1,642           $    3,616
                                                       ----------          ----------          ----------           ----------
COSTS AND EXPENSES:
    Salaries, wages and related costs                         214                 427                 478                1,241
    Native American gaming development costs                   39                  91                   7                  276
    Professional fees                                         222                 362                 562                  882
    General and administrative                                 77                 159                 116                  242
    Depreciation and amortization                             554               1,107                 554                1,131
                                                       ----------          ----------          ----------           ----------
TOTAL COSTS AND EXPENSES                                    1,106               2,146               1,717                3,772
                                                       ----------          ----------          ----------           ----------
INCOME (LOSS) FROM OPERATIONS                                 442               1,378                 (75)                (156)
                                                       ----------          ----------          ----------           ----------
OTHER INCOME (EXPENSE):
    Muckleshoot settlement, net [Note 9]                       --                  --                  --                2,285
    Interest income                                           115                 233                 124                  258
    Interest expense                                         (684)             (1,368)               (639)              (1,332)
    Other income                                               --                  --                  --                   40
                                                       ----------          ----------          ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                 (569)             (1,135)               (515)               1,251
                                                       ----------          ----------          ----------           ----------
INCOME (LOSS) BEFORE INCOME TAX                              (127)                243                (590)               1,095

PROVISION FOR INCOME TAX EXPENSE [Note 6]                      81                 162                  81                  162
                                                       ----------          ----------          ----------           ----------
NET INCOME (LOSS)                                      $     (208)         $       81          $     (671)          $      933
                                                       ==========          ==========          ==========           ==========

NET INCOME (LOSS) PER SHARE                            $    (0.10)         $      .04          $    (0.35)          $      .48
                                                       ==========          ==========          ==========           ==========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                  1,999,745           1,999,745           1,933,333            1,933,333
                                                       ==========          ==========          ==========           ==========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                   [UNAUDITED]
                        (In Thousands except Share Data)



                                                Common Stock                         Retained
                                          -----------------------     Additional     Earnings
                                            Shares        Amount       Capital       (Deficit)
                                          ----------     --------     ----------    ----------

BALANCE - JUNE 30, 1999                    1,999,745    $     400    $       300    $   (7,663)
    Net income for the three months
       ended September 30, 1999                   --           --             --           289

    Net loss for the three months
       ended December 31, 1999                    --           --             --          (208)
                                          ----------     --------     ----------    ----------

BALANCE - December 31, 1999                1,999,745    $     400    $       300    $   (7,582)
                                          ==========     ========     ==========    ==========





              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In Thousands)

                                                                   Six Months Ended     Six Months Ended
                                                                   December 31, 1999    December 31, 1998
                                                                   -----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                  $    81               $   933
                                                                       -------               -------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                  1,107                 1,131
          Muckleshoot settlement, Gross [Note 9]                            --                (3,300)
          Payments on Muckleshoot settlement [Note 9]                      575                 1,479
          Write-off of investment in Muckleshoot
             management agreement [Note 9]                                  --                   815
          Increase in interest receivable                                  (10)                   12
          Decrease (increase) in Native American
             management fees and expenses receivable                       285                   321
          Decrease (increase) in prepaid expenses
             and other current assets                                      (40)                  (10)
          (Decrease) increase in accounts payable
             and accrued expenses                                          (73)                 (242)
          (Decrease) increase in accrued interest                          (16)                  (54)
          (Decrease) increase in federal income taxes payable              (72)                   --
          Decrease in state income taxes payable                          (257)                   40
                                                                       -------               -------

    Total Adjustments                                                    1,499                   192
                                                                       -------               -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      1,580                 1,125
                                                                       -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American loans receivable                         852                 1,438
    (Increase) decrease in restricted funds                             (3,414)                  (10)
    (Increase) in deferred charges [Note 10]                            (1,699)                 (657)
    Purchase of furniture, fixtures and equipment                           --                    -
                                                                       -------               -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     (4,261)                  771
                                                                       -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             0                     0
                                                                       -------               -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (2,681)                1,896

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                         4,440                 4,498
                                                                       -------               -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                             $ 1,759               $ 6,394
                                                                       =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                        $ 1,385               $ 1,386
       Income Taxes                                                    $   499               $   122



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

         CGMI developed and currently manages and operates three Native American casinos located in separate jurisdictions as follows:

              Tonto Apache Tribe - Mazatzal Casino in Payson, Arizona (Class III facility opened in April 1995)

              Umatilla Tribes - Wildhorse Gaming Resort in Pendleton, Oregon (Class III facility opened in March 1995)

              Pueblo of Laguna - Dancing Eagle Casino in Casa Blanca, New Mexico (Class III facility opened in February 2000)


[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of December 31, 1999, the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 1999 and 1998, and the Consolidated Statement of Cash Flows for the six-month periods ended December 31, 1999 and 1998 are unaudited. The June 30, 1999 Balance Sheet data was derived from audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at December 31, 1999, and the results of its operations and cash flows for the three-month and six-month periods ended December 31, 1999 and 1998. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

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

         Purported Termination of Narragansett Contract; Agreement in Principle on Buyout

         The Narragansett Tribe has informed the Company that it considers that its contract is terminated and that it seeks to contract with Boyd Gaming Corporation to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the Management Contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination. Negotiations between the parties have resulted in an agreement in principle concerning reimbursement of the loan and a buyout of the Management contract. The parties are in the process of negotiating the reimbursement and buyout documents. The Company will disclose the terms of the reimbursement and buyout following the execution of the reimbursement and buyout documents.

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

         Department of the Interior Proposed Rule on Class III Gaming Procedures

         In April, 1999, the Secretary issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe in which the Tribe accuses the State of failing to negotiate in good faith. The rule announces the Secretary's determination that the Secretary may promulgate Class III gaming procedures under certain specified procedures; it also sets forth the process and standards pursuant to which any procedures would be adopted. These regulations took effect on May 12, 1999. The rules, however, have not yet been acted upon in light of litigation pending in the Florida Federal Court. The States of Florida and Alabama filed a complaint in April, 1999, challenging the rules on various grounds. The Seminole Tribe of Florida, the Miccosukee Tribe and the Poarch Band of Creek Indians have intervened in the litigation. These Tribes, along with the Secretary, have filed motions to dismiss. Oral argument on the pending motions to dismiss was heard in late January 2000. The United States and the Tribes involved argued that the case was not ripe for judicial review. The parties, however, have agreed that the action would be stayed until the Secretary makes a determination as to "Procedures" for the Florida Tribes. Once that determination is made, the court can then make its ruling on the pending motions. It is anticipated that a determination by the Secretary will be forthcoming in 2000. There can be no assurance as to when the regulations will actually become effective, since no such action will occur until the foregoing litigation is resolved. At this juncture, it is unknown when and how the Court will rule on the pending motions and how that ruling will impact the regulations. It also is unknown how such ruling and its impact (if any) on the regulations will apply to the Narragansett Tribe in light of the Chafee Rider. However, as a result of the Chafee Rider, there can also be no assurance that the Secretary will have the authority under any regulations to impose a tribal-state compact between the Narragansett Tribe and the State of Rhode Island.

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

         In January 1999 a grassroots group calling itself West Warwick 2000 was formed in the town of West Warwick, Rhode Island. West Warwick 2000 sought out the Narragansett Tribe and invited the Tribe to propose a potential casino to be located in the town of West Warwick. Following public hearings on the issue, the West Warwick Town Council voted 5 to 0 to hold a non-binding town referendum on June 8, 1999. On June 8, 1999 the non-binding town referendum was held and approximately 67% of those voting approved the idea of a Narragansett Casino being sited in the town of West Warwick. Following the non-binding referendum, the Town Council of the town of West Warwick sent a resolution to the Rhode Island General Assembly requesting that the question of a Narragansett Casino in West Warwick be placed on the ballot in the State's next general election being held in November 2000. It is expected that the Rhode Island General Assembly will take up this issue in the Legislative Session beginning in January 2000. If the Town Council Resolution is ratified by the Rhode Island General Assembly, it is then subject to gubernatorial veto which can be overridden with a vote of 60% of each of the state senate and state house of representatives.

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

         Other Matters

         The Company continued funding of the on-going development costs of the Narragansett development project until the Tribe's purported termination, which at December 31, 1999, totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At December 31, 1999, approximately $10 million in development costs (of the $11.5 million expended) were recoverable by the Company if and when a gaming facility was established by the Narragansett Tribe. The Tribe's purported termination of the Management Contract makes recovery of this amount uncertain. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

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

         Provision for Income Tax Expense

         The Provision for Income Tax Expense of $81,000 for the three-month period ended December 31, 1999 relates solely to state income taxes. No provision was made for federal income taxes due to the expected utilization of the Net Operating Loss Carryforwards. As such, no relationship exists between income tax expense and Consolidated Income (Loss) Before Income Tax for the Company.

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

         The New Senior Secured Notes mature in May 2001. Required principal payments are as follows:

                  May 15, 2000       $  4,560,000
                  May 15, 2001         18,240,000

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

         For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998, December 31, 1998, March 31, 1999, and September 30, 1999, Annual Reports on Form 10-K for the annual periods ended June 30, 1997, June 30, 1998, and June 30, 1999 and Current Report on Form 8-K filed December 18, 1998.

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

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, and interest payments of approximately $1,386,000 on May 15, 1998, November 15, 1998, May 15, 1999, and
November 15, 1999.

[8]      RESTRICTED FUNDS

         Restricted funds are held by the Indenture Trustee as cash collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $7,392,000 held by the Indenture Trustee as cash collateral as of December 31, 1999, $6,815,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture for specific purposes which include
(i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any additional developmental expenses (as defined in the Second Amended Indenture), (iv) to pay any deferred budgeted expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of excess cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a qualified new project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the new Senior Secured Notes and to fund new projects of the Company.

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

         All initial expenditures incurred by the Company for the establishment and development of the Dancing Eagle Casino Project, as defined in the Management and Development Agreement, other than those costs which generally would be classified as Company administrative costs, have been capitalized as a deferred asset. Additionally, as of October 1, 1998, all Company administrative expenditures relating to the Dancing Eagle Casino have also been capitalized as a deferred asset. Upon the commencement of gaming operations at the Dancing Eagle Casino Project, the total sum of the general and administrative, non-Laguna loan balances, which will remain a deferred asset, will be amortized over the five year period of the Pueblo of Laguna Management and Development Agreement.

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

         In addition, the management agreement entitles the Company to 30% of adjusted net revenues of the gaming operations (as defined in such agreement) for the first three years and 20% of adjusted net revenues of the gaming operations for the remaining two years of the contract. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principals. Construction of the Dancing Eagle Casino Project commenced on October 4, 1999. Operations commenced on February 12, 2000.

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

PART I., Item 2.

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of December 31, 1999 and June 30, 1999 (audited) and for the three-month and six-month periods ended December 31, 1999 and 1998 contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of December 31, 1999 and June 30, 1999 (audited) and results of operations for the three-month and six-month periods ended December 31, 1999 and 1998 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the six months ended December 31, 1999, the Company had a net decrease in cash and cash equivalents of $2,681,000, of which $1,580,000 was provided by Company operating activities, and $4,261,000 was used by Company investing activities .

         Operating Activities: Cash flows from operating activities for the six months ended December 31, 1999 were provided by (i) Native American casino management fees of approximately $1,771,000, and (ii) interest income of approximately $233,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $81,000 for the six months ended December 31, 1999 to net cash flows used by operating activities include
(i) depreciation and amortization of $1,107,000, (ii) payments received on the Muckleshoot Settlement Agreement of $575,000, (iii) an increase in interest receivable of $10,000 (iv) a decrease in Native American management fees and expenses receivable of $285,000, (v) an increase in prepaid and other current assets of $40,000 (vi) a decrease in accounts payable and accrued expenses of $73,000, (vii) a decrease in accrued interest payable of $16,000, (viii) a decrease in federal income taxes payable of $72,000, and (ix) a decrease of $257,000 for state income taxes payable.

         Investing Activities: Cash flows from investing activities for the six month period ended December 31, 1999 were provided by $852,000 in repayment of Native American loans/advances, and used by (i) an increase in restricted funds of $3,414,000, and (ii) an increase in deferred Pueblo of Laguna charges of $1,699,000.

         Financing Activities: The Company did not have any financing activities for the six month period ended December 31, 1999.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees from the Dancing Eagle Casino (Pueblo of Laguna), Wildhorse Gaming Resort (Umatilla Tribes), and Mazatzal Casino (Tonto Apache Tribe), the receipt of debt service payments on the Native American loans receivable from the Dancing Eagle Casino and Mazatzal Casino, the receipt of lease payments in relation with the Dancing Eagle Casino and installment payments received from the Muckleshoot settlement. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Mazatzal Casino loan in April 2000.

         The management agreements for the Wildhorse Gaming Resort and Mazatzal Casino expire in March and April 2000, respectively. In the event conditions arise, for whatever reasons, that cause a reduction or elimination of existing cash reserves and sources of cash, the Company may not be able to continue operations or service its debt.

         On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 319 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. On October 4, 1999, the Company funded approximately $1,436,000 pursuant to the Construction and Pre-opening Cost Loan Agreement for the construction of the Dancing Eagle Casino Project. The Company has agreed to advance up to an additional $250,000 pursuant to the Construction and Pre-Opening Cost Loan Agreement in order to provide the project with an alternative to third-party furniture, fixtures and equipment financing which was originally contemplated. The facility opened on February 12, 2000.

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

         Debt

         At December 31, 1999 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. The Company holds $300,000 of the New Senior Secured Notes in treasury.

         Capital Requirements

         The Company will continue to operate, through CGMI, the Tonto Apache and Umatilla casinos pursuant to the related management agreements, and the Dancing Eagle Casino Project pursuant to the related management agreement. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Dancing Eagle Casino Project, monthly lease payments relative to the Dancing Eagle Casino Project, and cash and cash equivalents on hand at December 31, 1999 of $1,759,000 and restricted funds of approximately $7,392,000 will provide the Company with its only sources of cash for the approximately four months remaining on the Company's two existing operating management contracts, and the anticipated five years on the proposed Dancing Eagle Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company is in discussions with its majority holders in order to determine its options with respect to restructuring the final principal payment. The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

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

         Restricted Funds

         Restricted funds consist of approximately $7,392,000 and $3,977,000 (including accrued interest) as of December 31, 1999 and June 30, 1999, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $7,392,000 held by the Indenture Trustee as Cash Collateral, as of December 31, 1999, $6,815,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture, for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any Additional Developmental Expenses (as defined in the Second Amended Indenture), (iv) to pay any Deferred Budgeted Expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of Excess Cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a Qualified New Project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the New Senior Secured Notes and to fund new projects of the Company.

         Year 2000 Computer Software Compliance

         The Company relies on computer hardware, software and related technology in the course of its operations, and such technology is utilized by the Company and its managed casinos for their delivery of products and services. The Company has preliminarily reviewed its computer systems as well as those of its managed casino operations for compliance with the potential hazards of the year 2000 computer conversion. The Company and its managed casino operations were materially in compliance with year 2000 protocols prior to the end of the millennium.

         Default Under First Amended Indenture

         See Note [7] "Default Under First Amended Indenture".

Results of Operations

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

Three-month Period Ended December 31, 1999 as Compared to the Three-month Period Ended December 31, 1998

        Income From Operations

        Income from operations for the three-month period ended December 31, 1999 totaled approximately $442,000 as compared to a loss of $75,000 for the three-month period ended December 31, 1998, representing an increase in income from operations of $517,000. This increase in income is due to the combination of two factors, (i) a decrease in revenues of $94,000, and (ii) a decrease in operating expenses of $611,000.

        Revenues

        The following table outlines the Company's revenues for the three months ended December 31, 1999 and 1998:

                  3 Months        3 Months
                  Ended           Ended
                  12/31/99        12/31/98     Inc. (Dec.)     % Change
                  --------        --------     -----------     --------
Umatilla          $1,139          $1,146          $   (7)         -0.6%
Tonto Apache         409             496             (87)        -17.5%
                  ------          ------          -------       -------
                  $1,548          $1,642          $  (94)         -5.7%
                  ======          ======          =======       =======

        Revenues decreased $94,000, or 5.7% from $1,642,000 to $1,548,000 for the three-month period ended December 31, 1999 as compared to the three-month period ended December 31, 1998. The decreased revenue from the Umatilla Casino of $7,000 resulted from normal fluctuation in business cycles. The decreased revenue from the Tonto Apache Casino of $87,000 was due to decreased traffic flow in the area from prolonged fire hazard conditions and camping restrictions.

        Costs and Expenses

        Salaries and wages decreased to $214,000 from $478,000, a $264,000 or 55.2% decrease in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

        Company development costs increased $32,000 or 461.4% to $39,000 for the three months ended December 31, 1999 as compared to the three months ended December 31, 1998. This increase is due primarily to management's attempts to obtain new management contracts.

        Professional fees decreased to $222,000 from $562,000, a 60.5% or $340,000 decrease in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999. This decline is primarily due to continuing efforts to reduce legal costs in all categories.

        General and administrative expenses declined $40,000 or 34.2% to $76,000 for the three months ended December 31, 1999. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in the second quarter of fiscal 2000.

        Depreciation and amortization expense for the second quarter of fiscal year 2000 and 1999 remained constant at $554,000 due to the consistency of the associated assets between these two periods.

        Other Income and Expenses

        Interest income declined $9,000 or 7.1% to $115,000 for the three months ended December 31, 1999. This decline is the collective result of two factors,
(i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding in the second quarter of fiscal 2000 which increased interest income, and (ii) lesser interest income from the Native American loans due the Company in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 due to the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

        Interest expense increased $45,000 or 7.0% to $684,000 for the second quarter of fiscal 2000 due to the fiscal 1999 reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

        The provision for income taxes for the three-month periods ended December 31, 1999 and 1998 represents an estimate for state income tax expense for Company earnings from CGMI in the state jurisdictions in which it operates. No provision is made for Federal income taxes due to the expected utilization of the net operating loss carryforwards of the Company (see Note [6] to the Company's consolidated financial statements contained herein). As such, no relationship exists between income tax expense and consolidated income before income taxes for the Company.

Six-month Period Ended December 31, 1999 as Compared to the Six-month Period Ended December 31, 1998

        Income From Operations

        Income from operations for the six-month period ended December 31, 1999 totaled approximately $1,378,000 as compared to a loss of $156,000 for the six-month period ended December 31, 1998, representing an increase in income from operations of $1,534,000, or 983.3%. This increase in income is due to the combination of two factors, (i) a decrease in revenues of $92,000, and (ii) a decrease in operating expenses of $1,626,000.

        Revenues

        The following table outlines the Company's revenues for the six months ended December 31, 1999 and 1998:

                  6 Months        6 Months
                  Ended           Ended
                  12/31/99        12/31/98     Inc. (Dec.)     % Change
                  --------        --------     -----------     --------
Umatilla          $2,429          $2,404          $   25           1.1%
Tonto Apache       1,094           1,212            (118)         -9.7%
                  ------          ------          -------       -------
                  $3,524          $3,616          $  (92)         -2.5%
                  ======          ======          =======       =======

        Revenues decreased $92,000, or 2.5% from $3,616,000 to $3,524,000 for the six-month period ended December 31, 1999 as compared to the six-month period ended December 31, 1998. The increased revenue from the Umatilla Casino of $25,000 resulted from additional slot machines being added to the casino floor during the first quarter of fiscal year 2000. The decreased revenue from the Tonto Apache Casino of $118,000 was due to decreased traffic flow in the area from prolonged fire hazard conditions and camping restrictions.

        Costs and Expenses

        Salaries and wages decreased to $426,000 from $1,241,000, an $815,000 or 65.6% decrease in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

        Company development costs decreased $185,000 or 66.9% to $91,000 for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. This decrease is due primarily to the combination of two factors, (i) increased travel expenses associated with management's attempts to obtain new management contracts, and (ii) decreased by less legal fees being incurred in conjunction with the Narragansett Tribe's attempt to further their position towards an approved compact.

        Professional fees decreased to $362,000 from $882,000, a 59.0% or $520,000 decrease in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999. This decline is primarily due to continuing efforts to reduce legal costs in all categories.

        General and administrative expenses declined $83,000 or 34.3% to $159,000 for the six-month period ended December 31, 1999. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in fiscal year 2000.

        Depreciation and amortization expense for the first six months of fiscal year 2000 declined $24,000 from $1,131,000 for the first six months of fiscal year 1999. This decline is primarily attributable to the write-off of the amortization of Muckleshoot Casino deferred charges in the first quarter of fiscal 1999.

        Other Income and Expenses

        The other income line, Muckleshoot Settlement, Net for $2,285,000 represents the net gain to the company for fiscal year 1999, associated with the Muckleshoot settlement (see Note[9] to the Company's consolidated financial statements contained herein).

        Interest income declined $25,000 or 9.6% to $233,000 for the six months ended December 31, 1999. This decline is the collective result of two factors,
(i) an increase in average idle interest-bearing cash, cash equivalents, and restricted funds outstanding in the first six months of fiscal 2000 which increased interest income, and (ii) lesser interest income from the Native American loans due the Company in the first six months of fiscal 2000 as compared to the first six months of fiscal 1999 due to the normal scheduled monthly amortization of the Tonto Apache Casino Loan, which lowered interest income.

        Interest expense increased $36,000 or 2.7% to $1,368,000 for the first six months of fiscal 2000 due to the reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury in fiscal 1999. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

        The provision for income taxes for the six-month periods ended December 31, 1999 and 1998 represents an estimate for state income tax expense for Company earnings from CGMI in the state jurisdictions in which it operates. No provision is made for Federal income taxes due to the expected utilization of the net operating loss carryforwards of the Company (see Note [6] to the Company's consolidated financial statements contained herein). As such, no relationship exists between income tax expense and consolidated income before income taxes for the Company.


PART I., Item 3.

         Quantitative and Qualitative Disclosures about Market Risks

         Not applicable.

PART II., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no material litigation pending against the Company on December 31, 1999. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although is not aware of the existence of any material pending or threatened legal proceedings at this time except as disclosed herein.

      1. Muckleshoot Litigation

         Previously reported in Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission. See Note [9] to the unaudited financial statements contained herein.

      2. Narragansett Agreement

         The Narragansett Tribe has informed the Company that it considers that its contract is terminated and that it seeks to contract with Boyd Gaming Corporation to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the management contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination. Negotiations between the parties has resulted in an agreement in principle concerning reimbursement of the loan and a buyout of the Management Contract. The parties are in the process of negotiating the reimbursement and buyout documents. The Company will disclose the terms of the reimbursement and buyout following execution of the reimbursement and buyout documents. See Note [7] to the unaudited consolidated financial statements contained herein.

Reorganization of the Company

         See Note [2] to the unaudited consolidated financial statements contained herein and the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         Except as disclosed in note [7] to the unaudited financial statements contained herein (Court Approval of Modification of Plan and Second Amended Indenture), there have been no changes in securities or the capital structure of the Company for the three months ended December 31, 1999. As disclosed in note [7] to the unaudited financial statements contained herein, effective December 4, 1998, holders of the Old Secured Notes became entitled to receive 1,600,000 shares of Class A Common Stock on account of their Allowed Secured Claims and Allowed Unsecured Claims in connection with Bankruptcy Court approval of Modifications to the Plan. These securities have been issued pursuant to an exemption from the Securities Act of 1933 pursuant to Section 3(7) and, in the alternative, any other section thereof that may apply. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

PART II., Item 3.

         Default Under First Amended Indenture

         See Note [7] - "Default Under First Amended Indenture".

         As per the terms of the Second Amended Indenture, the Company made an interest payment of $1,285,900 on November 12, 1997, an interest payment of $1,386,000 on May 15, 1998, an interest payment of $1,386,000 on November 15, 1998, an interest payment of $1,386,000 on May 14, 1999, and an interest payment of $1,386,000 on November 15, 1999.

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended December 31, 1999.

PART II., Item 6.

                       CAPITAL GAMING INTERNATIONAL, INC.

                        EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
------------
#        Filed herewith

27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports were filed during the quarter ended December 31, 1999.

Signature Page

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 14, 2000       By: /s/ Michael W. Barozzi
                                   ---------------------------------------------
                                   Michael W. Barozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: February 14, 2000       By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and General Counsel and Secretary
                                   (Authorized Representative)


Dated: February 14, 2000       By: /s/ Robin K. McEntire
                                   ------------------------------------------
                                   Robin K. McEntire, Controller
                                   (Principal Accounting Officer)

                                 Exhibits Index


Exhibit
Number              Description
------              -----------
27                  Financial Data Schedule