Form 10-Q
period 2000-03-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 2000-05-15
CIK 867443

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of March 31, 2000: 1,999,745 (consisting of 1,600,000 shares of Class A Common Stock and 399,745 shares of Common Stock)

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2000
               (Unaudited) and June 30, 1999 (Audited)                            1

            Consolidated  Statements of Operations for the three months
               and nine months ended March 31, 2000 and 1999 (Unaudited)          3

            Consolidated Statements of Changes in Stockholders' Deficit for
               the nine months ended March 31, 2000 (Unaudited)                   4

            Consolidated Statements of Cash Flows for the nine months
               ended March 31, 2000 and 1999 (Unaudited)                          5

            Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                        17

Item 3.  Quantitative and Qualitative Disclosures about Market Risks             22


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                       23

Item 2.  Changes in Securities and Use of Proceeds                               23

Item 3.  Default Upon Senior Securities                                          24

Item 4.  Submission of Matters to a Vote of Securityholders                      24

Item 6.  Exhibits and Reports on Form 8-K                                        24

Signature Page                                                                   25

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                     ASSETS




                                                                    March 31, 2000      June 30, 1999
                                                                    --------------      -------------
                                                                      [Unaudited]
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 2,931             $ 4,440
   Restricted funds [Note 8]                                              7,804               3,977
   Interest receivable                                                       87                  24
   Prepaid and refundable income taxes                                    1,278                  --
   Native American management fees & expenses receivable                    334                 647
   Current portion - Native American loans receivable                       716               1,441
   Current portion - Native American capital lease agreements               116                  --
   Muckleshoot settlement receivable [Note 9]                               288               1,150
   Prepaid expenses and other current assets                                182                 215
                                                                        -------             -------
TOTAL CURRENT ASSETS                                                     13,736              11,894
                                                                        -------             -------

FURNITURE, FIXTURES AND EQUIPMENT                                             7                  14
EXCESS REORGANIZATION VALUE, Net [Note 3]                                    --               3,790
OTHER ASSETS:
   Native American loans receivable                                         878                  --
   Native American capital lease agreements                                 590                  --
   Investment in Native American management
      agreements, net                                                        --                 162
   Deferred charges [Note 10]                                                83               1,369
                                                                        -------             -------
TOTAL OTHER ASSETS                                                        1,551               1,531
                                                                        -------             -------

TOTAL ASSETS                                                            $15,294             $17,229
                                                                        =======             =======




              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



                                                                        March 31, 2000     June 30, 1999
                                                                        --------------     -------------
                                                                          [Unaudited]
CURRENT LIABILITIES:
    Current portion of 12% senior secured notes
      payable [Note 7]                                                      $  4,560            $  4,560
    Accounts payable and accrued expenses                                        713                 773
    Accrued interest                                                           1,029                 292
    Income taxes payable                                                          33                 327
                                                                            --------            --------
TOTAL CURRENT LIABILITIES                                                      6,335               5,952
                                                                            --------            --------
LONG TERM DEBT:
    12% senior secured notes payable [Note 7]                                 18,240              18,240
                                                                            --------            --------

TOTAL LIABILITIES                                                             24,575              24,192
                                                                            --------            --------

STOCKHOLDERS' DEFICIT:
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding 1,999,745 shares                                    400                 400
    Additional paid in capital [Note 7]                                          300                 300
    Accumulated deficit (since May 29, 1997, date of
      reorganization)                                                         (9,981)             (7,663)
                                                                            --------            --------
TOTAL STOCKHOLDERS' DEFICIT                                                   (9,281)             (6,963)
                                                                            --------            --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $ 15,294            $ 17,229
                                                                            ========            ========



              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                                    Three Months Ended  Nine months Ended  Three Months Ended  Nine months Ended
                                                      March 31, 2000      March 31, 2000     March 31, 1999      March 31, 1999
                                                    ------------------  -----------------  ------------------  -----------------
REVENUES:
    Native American casino management fees             $    1,447          $    4,971         $    1,670          $    5,286
                                                       ----------          ----------         ----------          ----------
COSTS AND EXPENSES:
    Salaries, wages and related costs                         354                 780                311               1,553
    Native American gaming development
      costs [Note 10]                                       1,037               1,128                 74                 350
    Professional fees                                         207                 569                185               1,067
    General and administrative                                104                 263                126                 368
    Depreciation and amortization                              75                 193                 60                 201
    Write down of excess reorganization value
      [Note 3]                                              2,801               3,790                494               1,483
                                                       ----------          ----------         ----------          ----------
TOTAL COSTS AND EXPENSES                                    4,578               6,723              1,250               5,022
                                                       ----------          ----------         ----------          ----------
INCOME (LOSS) FROM OPERATIONS                              (3,131)             (1,752)               420                 264
                                                       ----------          ----------         ----------          ----------
OTHER INCOME (EXPENSE):
    Muckleshoot settlement, net [Note 9]                       --                  --                 --               2,285
    Interest income                                           207                 440                115                 373
    Interest expense                                         (681)             (2,049)              (684)             (2,016)
    Other income                                               --                  --                 --                  40
                                                       ----------          ----------         ----------          ----------
TOTAL OTHER INCOME (EXPENSE)                                 (474)             (1,609)              (569)                682
                                                       ----------          ----------         ----------          ----------
INCOME (LOSS) BEFORE INCOME TAX                            (3,605)             (3,361)              (149)                946

INCOME TAX BENEFIT [Note 6]                                 1,206               1,044                 81                 243
                                                       ----------          ----------         ----------          ----------
NET INCOME (LOSS)                                      $   (2,399)         $   (2,317)        $     (230)         $      703
                                                       ==========          ==========         ==========          ==========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $    (1.20)         $    (1.16)        $    (0.12)         $      .36
                                                       ==========          ==========         ==========          ==========

WEIGHTED AVERAGE COMMON AND EQUIVALENT
    SHARES OUTSTANDING                                  1,999,745           1,999,745          1,933,333           1,933,333
                                                       ==========          ==========         ==========          ==========



              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                     CAPITAL GAMING INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  [UNAUDITED]
                       (In Thousands except Share Data)



                                                Common Stock                         Retained
                                          -----------------------     Additional     Earnings
                                            Shares        Amount       Capital       (Deficit)
                                          ----------     --------     ----------    ----------

BALANCE - JUNE 30, 1999                    1,999,745    $     400    $       300    $  (7,663)
    Net income for the three months
       ended September 30, 1999                   --           --             --          289

    Net loss for the three months
       ended December 31, 1999                    --           --             --         (208)

    Net loss for the three months
       ended March 31, 2000                       --           --             --       (2,399)

                                          ----------     --------     ----------    ----------

BALANCE - March 31, 2000                   1,999,745    $     400    $       300    $  (9,981)
                                          ==========     ========     ==========    ==========





              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                      CAPITAL GAMING INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  [UNAUDITED]
                                (In Thousands)

                                                                   Nine months Ended     Nine months Ended
                                                                     March 31, 2000        March 31, 1999
                                                                  -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                  $(2,317)              $   703
                                                                       -------               -------
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
          Depreciation and amortization                                  3,983                 1,684
          Muckleshoot settlement, Gross [Note 9]                            --                (3,300)
          Collections on Muckleshoot settlement [Note 9]                   862                 1,862
          Write-off of investment in Muckleshoot
             management agreement [Note 9]                                  --                   816
          Decrease (increase) in interest receivable                       (63)                   15
          Decrease in Native American management
             fees and expenses receivable                                  313                    68
          Increase in prepaid expenses and other
             current assets                                               (166)                 (118)
          Increase in income tax receivable                             (1,079)                   --
          Decrease in accounts payable and
             accrued expenses                                              (60)                 (111)
          Increase in accrued interest                                     736                   631
          Decrease in federal income taxes payable                         (37)                   --
          (Decrease) increase in state income taxes payable               (257)                   53
                                                                       -------               -------

    Total Adjustments                                                    4,232                 1,600
                                                                       -------               -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                1,915                 2,303
                                                                       -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    (Increase) Decrease in Native American loans receivable               (153)                1,840
    Increase in restricted funds                                        (3,827)               (4,196)
    (Increase) decrease in deferred charges [Note 10]                    1,286                (1,097)
    Increase in investment in management agreements                        (24)                   --
    Increase in capital lease agreements                                  (706)                   --
    Purchase of furniture, fixtures and equipment                           --                    --
                                                                       -------               -------

NET CASH USED IN INVESTING ACTIVITIES                                   (3,424)               (3,453)
                                                                       -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             0                     0
                                                                       -------               -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,509)               (1,150)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                         4,440                 4,498
                                                                       -------               -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                             $ 2,931               $ 3,348
                                                                       =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                        $ 1,385               $ 1,386
       Income Taxes                                                    $   499               $   122



              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   [UNAUDITED]

[1]  ORGANIZATION

     Capital Gaming International, Inc., a New Jersey corporation (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company. The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company.

     CGMI developed and currently manages and operates the Dancing Eagle Casino for the Pueblo of Laguna in Casa Blanca, New Mexico pursuant to a five year management agreement which commenced in February, 2000. Previously, the Company developed, financed and managed four other Native American casinos including the Mazatzal Casino in Payson, Arizona, the Wildhorse Gaming Resort in Pendleton, Oregon, the Cow Creek Casino in Roseburg, Oregon, and the Muckleshoot Casino in Auburn, Washington.


[2]  BASIS OF PRESENTATION

     The Consolidated Balance Sheet and Changes in Stockholders' Deficit as of March 31, 2000, the Consolidated Statements of Operations for the three-month and nine-month periods ended March 31, 2000 and 1999, and the Consolidated Statement of Cash Flows for the nine-month periods ended March 31, 2000 and 1999 are unaudited. The June 30, 1999 Balance Sheet data was derived from audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at March 31, 2000, and the results of its operations and cash flows for the three-month and nine-month periods ended March 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K, as amended, for the fiscal year ended June 30, 1999 as filed with the Securities and Exchange Commission.

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

     On March 31, 2000 the Company recorded an impairment loss of $2,307,000 related to the write-down of the Company's excess reorganization value. The Company has engaged in negotiations with the holders of a majority in principal amount of the New Senior Secured Notes and the Indenture Trustee concerning the preparation and filing of a jointly proposed Chapter 11 plan of reorganization for the primary purpose of exchanging the New Senior Secured Notes for a combination of a cash payment and equity. See Note [7] "Pre-negotiated Restructuring." The Company also projects a reduction in its future cash flows as a result of the expiration of certain contracts with Indian Gaming operations. As a result of these circumstances, the projected future cash flows of the Company are less than the carrying value of the asset, resulting in the impairment loss being recognized. The recognition of this impairment was in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

     Purported Termination of Narragansett Contract; Agreement in Principle on Buyout

     The Narragansett Tribe has informed the Company that it considers that its contract is terminated and that it seeks to contract with Boyd Gaming Corporation to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the Management Contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination. Negotiations between the parties resulted in an agreement in principle concerning reimbursement of the loan and a buyout of the Management contract. Although the parties made substantial progress negotiating the reimbursement and buyout documents, the Tribe and Boyd Gaming Corporation have refused to abide by the terms of the agreement and the Tribe has requested mediation concerning its purported termination of the management contract. Absent completion of satisfactory documentation with respect to the agreements reached between the parties, the Company intends to pursue all of its rights to the fullest extent permitted by law.

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

     Other Matters

     The Company continued funding of the on-going development costs of the Narragansett development project until the Tribe's purported termination, which at March 31, 2000, totaled approximately $11.5 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At March 31, 2000, approximately $10 million in development costs (of the $11.5 million expended) were recoverable by the Company if and when a gaming facility was established by the Narragansett Tribe. The Tribe's purported termination of the Management Contract makes recovery of this amount uncertain. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenditures have been capitalized.

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

     Income Tax Benefit

     During the quarter ended March 31, 2000, various state taxing authorities approved the Company's request to file on a consolidated basis versus a separate basis. The filing of amended consolidated returns for the Company resulted in the utilization of net operating losses on a consolidated basis for the prior years being amended. Upon amendment of the prior year returns, the Company realized income tax refunds from Oregon in the amount of $224,192. The Company anticipates realizing income tax refunds from Arizona and California in the amount of approximately $776,000. This amount has been recorded as an income tax receivable and an income tax benefit as of March 31, 2000.

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

     For previously disclosed information regarding the Plan, reference is made to the following reports of the Company filed under Section 13 of the Securities Exchange Act of 1934, all of which are on file at the Securities and Exchange
Commission: Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1997, March 31, 1998, September 30, 1998, December 31, 1998, March 31, 1999, September 30, 1999 and December 31, 1999, Annual Reports on Form 10-K for the annual periods ended June 30, 1997, June 30, 1998, and June 30, 1999 and Current Report on Form 8-K filed December 18, 1998.

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

     Pre-Negotiated Restructuring

     The Company has engaged in negotiations with the holders of approximately 84% of the New Senior Secured Notes, approximately 70% of equity interests and the Indenture Trustee concerning the preparation and filing of a pre-negotiated Chapter 11 plan of reorganization for the primary purpose of exchanging the New Senior Secured Notes for a combination of a cash payment and equity. The intent of such negotiations, and ultimate filing, is to increase the competitiveness of the Company in new jurisdictions by relieving it of any further debt service burden including, without limitation, the $18,240,000 mandatory sinking fund payment due and payable on May 15, 2001. Any such proceedings will involve the Company only and not its subsidiaries. It is contemplated that negotiations will conclude and such voluntary proceedings will commence on or about May 15, 2000. The Company anticipates filing a Current Report on Form 8-K shortly after the filing of the pre-negotiated plan of reorganization.

[8]  RESTRICTED FUNDS

     Restricted funds are held by the Indenture Trustee as cash collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $7,804,000 held by the Indenture Trustee as cash collateral as of March 31, 2000, $7,220,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any additional developmental expenses (as defined in the Second Amended Indenture), (iv) to pay any deferred budgeted expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of excess cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a qualified new project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the new Senior Secured Notes and to fund new projects of the Company.

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

     Pursuant to the Third Amended and Restated Management and Development Agreement between CGMI and the Pueblo of Laguna dated September 7, 1999, CGMI loaned approximately $1,700,000 to the Laguna Development Corporation, a wholly-owned tribal corporation ("LDC") to partially fund pre-opening and construction expenses of the Pueblo of Laguna Casino Project (the "CGMI Loans"). Additionally, a construction loan of $7,200,000 was privately placed by a third party in favor of LDC ("Third Party Loan"). The CGMI Loans are subordinate to the third party loan. The Company has also agreed to advance up to $250,000 for capital expenditures, which will be repaid in the same manner as its subordinate loan. To date the Company has advanced approximately $83,509 of this amount.

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

     In accordance with the accounting Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" effective for all companies with fiscal years beginning after December 15, 1998, the Company has expensed all start-up expenses, as incurred, associated with the opening of the Dancing Eagle Casino on February 12, 2000. The total amount of start-up expenses incurred and expensed in the third quarter ending March 31, 2000 are approximately $953,000.

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

PART I., Item 2.

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements as of March 31, 2000 and June 30, 1999 (audited) and for the three-month and nine-month periods ended March 31, 2000 and 1999 contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

     To the extent the information contained in this management discussion and analysis of unaudited consolidated financial condition as of March 31, 2000 and June 30, 1999 (audited) and results of operations for the three-month and nine-month periods ended March 31, 2000 and 1999 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

     Sources and Uses of Cash

     For the nine months ended March 31, 2000, the Company had a net decrease in cash and cash equivalents of $1,509,000, of which $1,915,000 was provided by Company operating activities, and $3,424,000 was used by Company investing activities.

     Operating Activities: Cash flows from operating activities for the nine months ended March 31, 2000 were provided by (i) Native American casino management fees of approximately $4,787,000, and (ii) interest income of approximately $440,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net loss of $2,317,000 for the nine months ended March 31, 2000 to net cash flows used by operating activities include (i) depreciation and amortization of $3,983,000, (ii) payments received on the Muckleshoot Settlement Agreement of $862,000, (iii) an increase in interest receivable of $63,000 (iv) a decrease in Native American management fees and expenses receivable of $313,000, (v) an increase in prepaid and other current assets of $166,000 (vi) an increase in income tax receivable of $1,079,000,
(vii) a decrease in accounts payable and accrued expenses of $60,000, (viii) an increase in accrued interest payable of $736,000, (ix) a decrease in taxes payable of $294,000.

     Investing Activities: Cash flows from investing activities for the nine month period ended March 31, 2000 were provided by a $1,262,000 decrease in deferred charges, and used by (i) an increase in restricted funds of $3,827,000,
(ii) an increase in Native American capital lease agreements of $706,000, and
(iii) an increase in Native American loans receivable of $153,000.

     Financing Activities: The Company did not have any financing activities for the nine month period ended March 31, 2000.

     The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees from the Dancing Eagle Casino (Pueblo of Laguna), the receipt of debt service payments on the Native American loans receivable from the Dancing Eagle Casino, the receipt of lease payments in relation with the Dancing Eagle Casino and installment payments received from the Muckleshoot settlement. The Company received its final debt service payment in September 1998 on the Umatilla Tribes Casino loan, and the Company is scheduled to be paid-in-full on the Mazatzal Casino loan in April 2000.

     The management agreements for the Wildhorse Gaming Resort and Mazatzal Casino expired in March and April 2000, respectively. In the event conditions arise, for whatever reasons, that cause a reduction or elimination of existing cash reserves and sources of cash, the Company may not be able to continue operations or service its debt.

     On July 24, 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage a Class III casino to be located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico ("Dancing Eagle Casino Project"). The proposed 21,000 square foot casino will offer 10 Las Vegas-style table games, 319 slot machines, a 72-seat full service restaurant, a gift shop and other amenities. As amended, the management and development agreement provides that the term of such agreement is five (5) years from the official date of opening of the casino. The agreement further provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The agreement further provides that the management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. On October 4, 1999, the Company funded approximately $1,436,000 pursuant to the Construction and Pre-opening Cost Loan Agreement for the construction of the Dancing Eagle Casino Project. The Company has agreed to advance up to $250,000 for capital expenditures, which will be repaid in the same manner as its subordinate loan. To date, the Company has advanced approximately $83,509 of this amount. The facility opened on February 12, 2000.

     In December 1998 the Pueblo of Laguna announced plans to develop a larger, second casino within 18 to 36 months from that time to be located on Interstate 40 on the Tribe's sovereign reservation lands approximately 7 miles west of Albuquerque, New Mexico. Additionally, an existing casino facility to the West of the Dancing Eagle Casino recently underwent a significant expansion and a casino facility to the South of Albuquerque, New Mexico has also commenced construction of a major expansion. There can be no assurances as to what effect this increased competition, as well as existing and future competition, will have on the projected revenues, profits and management fees derived from the Company's proposed Dancing Eagle Casino Project, or the ability of the LDC to repay any loans.

     Debt

     At March 31, 2000 the New Senior Secured Notes consist of the face value $23,100,000 of the New Senior Secured Notes issued pursuant to the Plan. The Company holds $300,000 of the New Senior Secured Notes in treasury.

     Capital Requirements

     The Company will continue to operate, through CGMI, the Dancing Eagle Casino Project pursuant to the related management agreement. Absent any new developments, these agreements, along with debt-service payments on the Tribal Loans with the Tonto Apache Tribe, installment payments on the Muckleshoot Settlement, principal and interest payments on the tribal loan relative to the Dancing Eagle Casino Project, monthly lease payments relative to the Dancing Eagle Casino Project, and cash and cash equivalents on hand at March 31, 2000 of $2,931,000 and restricted funds of approximately $7,804,000 will provide the Company with its only sources of cash for the approximately one month remaining on the Company's two existing operating management contracts, and the anticipated five years on the proposed Dancing Eagle Casino Project. The Company believes that these sources of cash coupled with a new and reduced expense budget will exceed the ongoing cash requirements for all operating expenses and general business development costs as well as all interest payments on the New Senior Secured Notes and principal payments on the New Senior Secured Notes, with the exception of the final principal payment of $18,480,000 due May 15, 2001. The Company is in discussions with its majority holders in order to determine its options with respect to restructuring its Senior Secured Indebtedness. See Note [7] "Pre-negotiated Restructuring." The Company expects to use any excess cash to fund new projects, although the realization of excess cash is not assured.

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

     The Company believes it will require new sources of cash beyond its existing operations and current expansion plans in order to fund the final payment of principal of $18,480,000 on its New Senior Secured Notes due May 15, 2001. See Note [7] "Pre-negotiated Restructuring."

     Pre-Negotiated Restructuring

     The Company has engaged in negotiations with the holders of approximately 84% of the New Senior Secured Notes, approximately 70% of equity interests and the Indenture Trustee concerning the preparation and filing of a pre-negotiated Chapter 11 plan of reorganization for the primary purpose of exchanging the New Senior Secured Notes for a combination of a cash payment and equity. The intent of such negotiations, and ultimate filing, is to increase the competitiveness of the Company in new jurisdictions by relieving it of any further debt service burden including, without limitation, the $18,240,000 mandatory sinking fund payment due and payable on May 15, 2001. Any such proceedings will involve the Company only and not its subsidiaries. It is contemplated that negotiations will conclude and such proceedings will commence on or about May 15, 2000. The Company anticipates filing a Current Report on Form 8-K shortly after the filing of the pre-negotiated plan or reorganization.

     Restricted Funds

     Restricted funds consist of approximately $7,804,000 and $3,977,000 (including accrued interest) as of March 31, 2000 and June 30, 1999, respectively, and are held by the Indenture Trustee as Cash Collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $7,804,000 held by the Indenture Trustee as Cash Collateral, as of March 31, 2000, $7,220,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture, for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any Additional Developmental Expenses (as defined in the Second Amended Indenture), (iv) to pay any Deferred Budgeted Expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of Excess Cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a Qualified New Project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the New Senior Secured Notes and to fund new projects of the Company.

     Year 2000 Computer Software Compliance

     The Company relies on computer hardware, software and related technology in the course of its operations, and such technology is utilized by the Company and its managed casinos for their delivery of products and services. The Company has preliminarily reviewed its computer systems as well as those of its managed casino operations for compliance with the potential hazards of the year 2000 computer conversion. The Company and its managed casino operations were materially in compliance with year 2000 protocols prior to the end of the millennium. No issues or matters relating to the year 2000 compliance issue have occurred through the date of the filing.

     Default Under First Amended Indenture

     See Note [7] "Default Under First Amended Indenture".

Results of Operations

Overview

     The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

Three-month Period Ended March 31, 2000 as Compared to the Three-month Period Ended March 31, 1999

     Income From Operations

     Loss from operations for the three-month period ended March 31, 2000 totaled approximately $3,131,000 as compared to an income $420,000 for the three-month period ended March 31, 1999, representing a decrease in income from operations of $3,551,000. This decrease in income is due to the combination of two factors, (i) a decrease in revenues of $223,000, and (ii) an increase in operating expenses of $3,328,000 which includes a write down of excess reorganization value of $2,801,000 and a write off of start-up expenses associated with the opening of the Dancing Eagle Casino on February 12, 2000.

     Revenues

     The following table outlines the Company's revenues for the three months ended March 31, 2000 and 1999:

                  3 Months        3 Months
                  Ended           Ended
                  3/31/00         3/31/99      Inc. (Dec.)     % Change
                  --------        --------     -----------     --------
Umatilla          $  746          $1,160          $ (414)        -35.7%
Tonto Apache         631             510             121          23.8%
Pueblo of Laguna      70               0              70           N/A
                  ------          ------          -------       -------
                  $1,447          $1,670          $ (223)        -13.3%
                  ======          ======          =======       =======

     Revenues decreased $223,000, or 13.3% from $1,670,000 to $1,447,000 for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999. The decreased revenue from the Umatilla Casino of $414,000 resulted from the expiration of the management agreement on March 7, 2000. The increased revenue from the Tonto Apache Casino of $121,000 was due to the Company's successful marketing and operation of the facility. The Pueblo of Laguna Casino commenced operations on February 12, 2000, therefore, management fees for the three months ended March 31, 2000 of $70,000 represent eighteen days of operation in the month of February and the entire month of March 2000.

     Costs and Expenses

     Salaries and wages increased to $354,000 from $311,000, a $43,000 or 13.9% increase in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. This increase in salaries, wages and related expenses is primarily attributable to a combination of two factors, (i) an increase due to the payment of board compensation committee approved officer bonuses totaling $100,000 relative to the grand opening of the Dancing Eagle Casino, and (ii) reduced by management's continuing efforts to increase efficiency by reducing staff.

     Company development costs increased $963,000 or 1301.0% to $1,037,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This increase is primarily due to the write off of start-up expenses associated with the opening of the Dancing Eagle Casino on February 12, 2000.

     Professional fees increased to $207,000 from $185,000, a 11.9% or $22,000 increase in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. This increase is primarily due to continuing efforts toward a satisfactory resolution to the purported termination of the Narragansett contract.

     General and administrative expenses declined $22,000 or 17.4% to $104,000 for the three months ended March 31, 2000. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in the third quarter of fiscal 2000.

     Depreciation and amortization expense for the third quarter of fiscal year 2000 increased $2,322,000 to $2,876,000, an increase of 419.1% over the third quarter of fiscal year 1999. The increase is primarily due to the write off of excess reorganization value [Note 3].

     Other Income and Expenses

     Interest income increased $92,000 or 80.2% to $207,000 for the three months ended March 31, 2000. This increase is the collective result of four factors,
(i) an increase in average idle interest-bearing cash, cash equivalents, and restricted funds outstanding in the third quarter of fiscal 2000 which increased interest income, (ii) greater interest income from Native American loans and Native American capital leases due to the commencement of operations at the Dancing Eagle Casino, (iii) the recognition of interest income from state tax refunds due from Oregon, California, and Arizona for amended returns filed for years 1995, 1996, 1997, and 1998, and (iv) lesser interest income from the Native American loan relative to the Tonto Apache Casino in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Normal scheduled monthly amortization of the Tonto Apache Casino loan appropriates lesser interest and greater principal allocation as the end of the loan agreement approaches.

     Interest expense decreased $3,000 or 0.4% to $681,000 for the third quarter of fiscal 2000 due to the reconciliation of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

     The income tax benefit for the three-month periods ended March 31, 2000 and 1999 represents an estimate for state income tax refunds. During the quarter ended March 31, 2000, various state taxing authorities approved the Company's request to file on a consolidated basis versus a separate basis. The filing of amended consolidated returns for the Company resulted in the utilization of net operating losses on a consolidated basis for the prior years being amended. Upon amendment of the prior year returns, the Company realized income tax refunds expected from Oregon in the amount of $224,192. The Company anticipates realizing income tax refunds from Arizona and California in the amount of approximately $776,000. This amount has been recorded as an income tax receivable and an income tax benefit as of March 31, 2000.

Nine-month Period Ended March 31, 2000 as Compared to the Nine-month Period Ended March 31, 1999

     Income From Operations

     Loss from operations for the nine-month period ended March 31, 2000 totaled approximately $1,752,000 as compared to $264,000 for the nine-month period ended March 31, 1999, representing a decrease in income from operations of $2,016,000, or 763.7%. This decrease in income is due to the combination of two factors, (i) a decrease in revenues of $315,000, and (ii) an increase in operating expenses of $1,701,000 which includes a write down of excess reorganization value of $2,801,000 and a write off of start-up expenses associated with the opening of the Dancing Eagle Casino on February 12, 2000.

     Revenues

     The following table outlines the Company's revenues for the nine months ended March 31, 2000 and 1999:

                  9 Months        9 Months
                  Ended           Ended
                  3/31/00         3/31/99      Inc. (Dec.)     % Change
                  --------        --------     -----------     --------
Umatilla          $3,176          $3,564          $ (388)        -10.9%
Tonto Apache       1,726           1,722               4           0.2%
Pueblo of Laguna      69               0              69           N/A
                  ------          ------          -------       -------
                  $4,971          $5,286          $ (315)         -6.0%
                  ======          ======          =======       =======

     Revenues decreased $315,000, or 6.0% from $5,286,000 to $4,971,000 for the nine-month period ended March 31, 2000 as compared to the nine-month period ended March 31, 1999. The decreased revenue from the Umatilla Casino of $388,000 resulted from the expiration of the management agreement on March 7, 2000. The increased revenue from the Tonto Apache Casino of $4,000 was due to normal fluctuation of visitors in the area. The Pueblo of Laguna Casino commenced operations on February 12, 2000. Management fees for the nine months ended March 31, 2000 of $70,000 represent eighteen days of operation in the month of February and the entire month of March 2000.

     Costs and Expenses

     Salaries and wages decreased to $781,000 from $1,553,000, a $772,000 or 49.7% decrease in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. This decrease in salaries, wages and related expenses is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

     Company development costs increased $778,000 or 222.3% to $1,128,000 for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. This increase is due primarily to the write off of start-up expenses associated with the opening of the Dancing Eagle Casino on February 12, 2000.

     Professional fees decreased to $569,000 from $1,067,000, a 46.7% or $498,000 decrease in the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. This decline is primarily due to continuing efforts to reduce legal costs in all categories.

     General and administrative expenses declined $105,000 or 28.6% to $263,000 for the nine-month period ended March 31, 2000. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in fiscal year 2000.

     Depreciation and amortization expense for the first nine months of fiscal year 2000 increased $2,299,000 from $1,684,000 for the first nine months of fiscal year 1999. This increase is primarily attributable to the write-off of the excess reorganization value in the third quarter of fiscal 2000.

     Other Income and Expenses

     The other income line, Muckleshoot Settlement, Net for $2,285,000 represents the net gain to the company for fiscal year 1999, associated with the Muckleshoot settlement.

     Interest income increased $67,000 or 18.1% to $440,000 for the nine months ended March 31, 2000. This increase is the collective result of four factors,
(i) an increase in average idle interest-bearing cash, cash equivalents, and restricted funds outstanding in the third quarter of fiscal 2000 which increased interest income, (ii) greater interest income from Native American loans and Native American capital leases due to the commencement of operations at the Dancing Eagle Casino, (iii) the recognition of interest income from state tax refunds due from Oregon, California, and Arizona for amended returns filed for years 1995, 1996, 1997, and 1998, and (iv) lesser interest income from the Native American loan relative to the Tonto Apache Casino in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999. Normal scheduled monthly amortization of the Tonto Apache Casino loan appropriates lesser interest and greater principal allocation as the end of the loan agreement approaches.

     Interest expense increased $33,000 or 1.6% to $2,049,000 for the first nine months of fiscal 2000 due to the reduction of accrued interest on the New Senior Secured Notes released and surrendered to the Company and held in Treasury in August 1998. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the new Senior Secured Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged.

     The income tax for the nine-month periods ended March 31, 2000 and 1999 represents an estimate for state income tax refunds. During the quarter ended March 31, 2000, various state taxing authorities approved the Company's request to file on a consolidated basis versus a separate basis. The filing of amended consolidated returns for the Company resulted in the utilization of net operating losses on a consolidated basis for the prior years being amended. Upon amendment of the prior year returns, the Company realized income tax refunds from Oregon in the amount of $224,192. The Company anticipates realizing income tax refunds from Arizona and California in the amount of approximately $776,000. This amount has been recorded as an income tax receivable and an income tax benefit as of March 31, 2000.

PART I., Item 3.

     Quantitative and Qualitative Disclosures about Market Risks

     Not applicable.

PART II., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS

         Pursuant to the Plan of Reorganization, all legal proceedings against the Company prior to the Effective Date were settled. As a result there was no material litigation pending against the Company on March 31, 2000. The Company may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any material pending or threatened legal proceedings at this time except as disclosed herein.

     1. Muckleshoot Litigation

         Previously reported in the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 1999 filed with the Securities and Exchange Commission. See Note [9] to the unaudited financial statements contained herein.

     2. Narragansett Agreement

         The Narragansett Tribe has informed the Company that it considers that its contract is terminated and that it seeks to contract with Boyd Gaming Corporation to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the management contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination. Negotiations between the parties resulted in an agreement in principle concerning reimbursement of the loan and a buyout of the Management Contract. Although the parties made substantial progress negotiating the reimbursement and buyout documents, the Tribe and Boyd Gaming Corporation have refused to abide by the terms of the agreement and the Tribe has requested mediation concerning its purported termination of the management contract. Absent completion of satisfactory documentation with respect to the agreements reached between the parties, the Company intends to pursue all of its rights to the fullest extent permitted by law. See Note [5] to the unaudited consolidated financial statements contained herein - "Purported Termination of Narragansett Contract; Agreement in Principle on Buyout."

1. Reorganization of the Company

         See Note [3] to the unaudited consolidated financial statements contained herein and the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

2. Pre-Negotiated Restructuring

     The Company has engaged in negotiations with the holders of approximately 84% of the New Senior Secured Notes, approximately 70% of the equity interests and the Indenture Trustee concerning the preparation and filing of a pre-negotiated Chapter 11 plan of reorganization for the primary purpose of exchanging the New Senior Secured Notes for a combination of a cash payment and equity. The intent of such negotiations, and ultimate filing, is to increase the competitiveness of the Company in new jurisdictions by relieving it of any further debt service burden including, without limitation, the $18,240,000 mandatory sinking fund payment due and payable on May 15, 2001. Any such proceedings will involve the Company only and not its subsidiaries. It is contemplated that negotiations will conclude and such voluntary proceedings will commence on or about May 15, 2000. The Company anticipates filing a Current Report on Form 8-K shortly after the filing of the pre-negotiated plan of reorganization.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         Except as disclosed in note [7] to the unaudited financial statements contained herein (Court Approval of Modification of Plan and Second Amended Indenture), there have been no changes in securities or the capital structure of the Company for the three months ended March 31, 2000. As disclosed in note [7] to the unaudited financial statements contained herein, effective December 4, 1998, holders of the Old Secured Notes became entitled to receive 1,600,000 shares of Class A Common Stock on account of their Allowed Secured Claims and Allowed Unsecured Claims in connection with Bankruptcy Court approval of Modifications to the Plan. These securities have been issued pursuant to an exemption from the Securities Act of 1933 pursuant to Section 3(7) and, in the alternative, any other section thereof that may apply. See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 1999, filed with the Securities and Exchange Commission.

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

Part II., Item 4.

         Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended March 31, 2000.



PART II., Item 6.

                      CAPITAL GAMING INTERNATIONAL, INC.

                       EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
------------
#              Filed herewith

27             Financial Data Schedule

(b)            Reports on Form 8-K

         Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2000 for a change in accountants from Toback CPAs, P.C., to McGladrey and Pullen, LLP, who acquired the attest assets of Toback CPAs, P.C.

Signature Page

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 2000            By: /s/ Michael W. Barozzi
                                   ---------------------------------------------
                                   Michael W. Barozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: May 15, 2000            By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President and Secretary
                                   (Authorized Representative)


Dated: May 15, 2000            By: /s/ Robin K. McEntire
                                   ------------------------------------------
                                   Robin K. McEntire, Controller
                                   (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number
-------
  27        Financial Data Schedule