Form 10-K
period 2000-06-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 2000-10-16
CIK 867443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                           Commission File No. 0-19128

                       CAPITAL GAMING INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                       3030 East Camelback Road, Suite 295
                             Phoenix, Arizona 85016
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (602) 667-0670

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the Registrant's Common Stock, no par value, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by the "NASDAQ-Electronic Bulletin Board" on June 25, 1997 was $0.03 per share.*

Number of shares of Common Stock of the Registrant issued and outstanding as of September 28, 2000 was 1,999,745

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

                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                              ----
ITEM 1.  BUSINESS..........................................................................................      1

ITEM 2.  PROPERTIES........................................................................................     24

ITEM 3.  LEGAL PROCEEDINGS.................................................................................     24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................     24

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................     24

ITEM 6.  SELECTED FINANCIAL DATA...........................................................................     26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............     27

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS ......................................     38

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................     38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............     38

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS..................................................................     39

ITEM 11. EXECUTIVE COMPENSATION............................................................................     41

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................     46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................     47

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................     48

ITEM 1. BUSINESS

General

         Capital Gaming International, Inc., a New Jersey Corporation, (the "Company"), together with its subsidiaries, is a multi-jurisdictional gaming company.

         The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. CGMI developed and currently manages a Class III (as hereinafter defined) Native American casino for the Pueblo of Laguna in Casa Blanca, New Mexico. CGMI also developed and managed four other Native American casinos including the Mazatzal Casino in Arizona (Tonto Apache Tribe), the Wildhorse Gaming Resort in Oregon (Umatilla Tribes), the Cow Creek Casino in Oregon (Cow Creek Tribe) and the Muckleshoot Casino in Washington (Muckleshoot Tribe), whose contracts have expired.

         The Company also has a contract to develop and manage the Narragansett casino project in Rhode Island ("Rhode Island Project"). The development of the Rhode Island Project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company. See "Native American Gaming Operations".

Company's Strategy

         The Company is focusing its efforts on expanding its gaming management interests with Native American Tribes and seeking other gaming opportunities in existing and emerging gaming jurisdictions both in the United States and internationally. The Company believes that it has significant opportunities in Native American gaming because of its demonstrated and continued success in this segment, its approval and/or licensing by the National Indian Gaming Commission (the "NIGC") and various state and tribal gaming jurisdictions and its excellent reputation in this industry segment. The Company continues to pursue management, consulting and development opportunities in Native American gaming jurisdictions where the Company is already licensed, as well as in new jurisdictions. The Company is also focusing on secondary gaming market opportunities in various jurisdictions where opportunities exist parallel to the size and scope that the Company has successfully developed and manages in the Native American gaming segment of the gaming industry.

         The Company plans to continue its current management arrangements with the Pueblo of Laguna Tribe over the term of the contract. Management anticipates this contract's cash flow as well as available cash will provide adequate working capital to allow the Company to expand its operations into other gaming businesses and meet its operating expenses.

         The Company has also reduced operating expenses and continues to look for opportunities to lower its operating costs. The Company has entered into a new office lease that will reduce its lease expense by approximately 50%. The Company also anticipates realizing the full cost benefit of its staff reductions in fiscal 2001.

         The Company is currently in negotiations to enter into new gaming operations with other casino gaming companies. These opportunities are in both the United States and foreign countries. Some of these opportunities require capital investment by the Company, while others involve management or consulting agreements which would require little or no capital investment by the Company.

         Management intends to prudently invest a portion of its existing cash flow, cash flow from new operations and post restructuring cash available in new gaming operations, while at all times maintaining adequate liquidity and reserves. Management is not currently seeking to raise capital through the issuance or incurrence of debt.

         The Company believes its experience in and early entry into the Native American gaming segment of the gaming industry and receipt of certain Approvals from the NIGC and other state and tribal regulatory authorities will provide it with a competitive advantage over companies just entering Native American gaming development and management. The Company further believes that as an entity with no outstanding secured debt and available cash for investment, it will be better able to attract capital for new investment in both Native American and other gaming opportunities.

Company History

         The Company was originally organized in June 1990 as a New Jersey Corporation and was involved in an unrelated business prior to its entry into the gaming segment in 1993. From March 31, 1992 through January 20, 1993, the Company entered into a series of transactions with Great American Recreation, Inc. and its wholly-owned subsidiary (collectively, "GAR") pursuant to which the Company sold its assets in this unrelated business segment to GAR. Management believes that the foregoing transactions have resulted in the satisfaction of substantially all of the liabilities associated with these prior unrelated business activities conducted by the Company.

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

Operations of the Company's Subsidiaries

         CGMI was incorporated on October 24, 1978, as a wholly-owned subsidiary of Bass Leisure Group, Inc., a wholly-owned subsidiary of Bass, PLC. CGMI operated in the Class II gaming market, primarily providing management for high stakes bingo facilities of certain Native American tribes. On November 19, 1993, the Company acquired all of the issued and outstanding hares of voting common stock of CGMI for a total purchase price of $2.6 million. At the time of CGMI's acquisition by the Company, CGMI was managing various Class II gaming facilities. CGMI also had a management contract with the Narragansett Tribe which was and remains in the developmental stage. As contemplated by various agreements of the Company, CGMI's management and development rights and obligations with the Narragansett Tribe were subsequently transferred to CDGC.

         In August 1994, CGMI's management contract with the Umatilla Tribes was approved by the NIGC. The approval followed an extensive background investigation as required by applicable NIGC regulations into the Company's past and current business activities and practices as well as the Company's key employees. This approval was significant because the background investigations, as well as certain environmental approvals, require the most time in the entire NIGC management contract approval process. The management contracts between CGMI and the Tonto Apache Tribe and the Muckleshoot Tribe were approved by the NIGC in January 1995 and April 1995, respectively. The Company and its subsidiaries invested approximately $27 million towards the expansion of existing facilities and for the development of new Class III gaming facilities for which it had signed contracts exclusive of the proposed Rhode Island Project. Of that amount, $3.3 million represented equipment financing obtained on behalf of the Tribes. The expenditures included construction/expansion costs, equipment purchases, pre-opening expenses and general working capital. The funds were invested in the form of capital loans from CGMI to the Tribes and were required to be repaid with interest and principal, generally over the life of the management contracts. In September 1995, the Cow Creek Tribe prepaid approximately $824,000 and the Muckleshoot Tribe prepaid approximately $7.6 million of loans made by CGMI to these Tribes relating to the construction of their respective facilities. In September, 1998 the Umatilla Tribes made their final installment of principal and interest to CGMI. In April, 2000 the Tonto Apache Tribe made its final installment of principal and interest to CGMI. In July 1998 CGMI entered into a management and development agreement with the Pueblo of Laguna to exclusively develop, construct, operate and manage the Class III Dancing Eagle Casino to be located approximately 45 miles west of Albuquerque, New Mexico on Interstate 40. The Dancing Eagle Casino opened in February 2000. The Company went through an additional background investigation with the NIGC in connection with the approval of this management contract.

         The Company intends to maintain a focused strategy to develop CGMI's and CDGC's Native American gaming operations and to attempt to capitalize on its presence in Native American gaming and general casino experience and to seek additional management, consulting and development contracts. The Company is also seeking other gaming opportunities both in the United States and internationally.

         CGMI's and CDGC's principal management and development projects are described below.

         Capital Gaming Management, Inc.

         Pueblo of Laguna Contract (Dancing Eagle Casino - Casa Blanca, New Mexico)

         CGMI developed and currently manages the 21,000 square foot Dancing Eagle Casino for the Pueblo of Laguna. The Dancing Eagle Casino, which opened in February 2000, is located at the Casa Blanca exit on Interstate 40 on the Pueblo's sovereign reservation lands approximately 45 miles west of Albuquerque, New Mexico. The Dancing Eagle Casino targets business travelers and tourists traveling along Interstate 40, the main east-west freeway in New Mexico and site of historic Route 66, as well as residents of Albuquerque, Grants and other surrounding communities.

         On July 24, 1998, CGMI entered into a management contract with the Pueblo of Laguna and its wholly-owned corporation, the Laguna Development Corporation ("LDC"), to exclusively develop, construct, operate and manage the Dancing Eagle Casino (the "Laguna Management Contract"). The Laguna Management Contract provides that the term of such agreement is five (5) years from the official date of opening of the casino. By its terms, the Laguna Management Contract will expire in February 2005. The contract provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The contract also provides that management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. The Laguna Management Contract was amended and restated in March 1999 and September 1999. The Third Amended and Restated contract was approved by the NIGC in September 1999.

         In order to finance construction of the Dancing Eagle Casino, CGMI secured, in the name of LDC, third-party project financing in the amount of approximately $7,200,000 (the "Senior Secured Loan"). Additionally, CGMI has made a subordinate loan ("Subordinate Loan") to LDC in the aggregate amount of approximately $1,713,424 pursuant to a certain Construction and Pre-Opening Cost Loan Agreement dated September 14, 1999 between CGMI and LDC ("Subordinate Loan Agreement"). Pursuant to the Subordinate Loan Agreement, LDC has executed certain subordinate notes dated September 14, 1999 in the principal amounts of $1,291,424 ("Subordinate Loan I") and $422,000 ("Subordinate Loan II"). Subordinate Loan I and Subordinate Loan II are fully subordinate to the Senior Secured Loan. Subordinate Loan I is payable in equal monthly installments of principal and interest over a period of thirty-six (36) months from the date of opening of the Dancing Eagle Casino and bears interest at the rate of prime plus one (1%) percent. Subordinate Loan II is payable interest-free such that $240,000 was paid at funding and the remaining principal is to be paid in equal monthly installments over a period of twelve (12) months from February 12, 2000, the date of opening of the Dancing Eagle Casino. CGMI has also advanced approximately $250,000 as an addition to Subordinate Loan I, which amount will be paid back to CGMI in the same manner as Subordinate Loan I. Finally, as part of the development for the Dancing Eagle Casino Project, CGMI has entered into an agreement to purchase a building for lease by CGMI to LDC for a period of five (5) years from the date of commencement of operations at the Dancing Eagle Casino, as well as certain furniture to be used in connection with the Dancing Eagle Casino. Monthly payments to CGMI pursuant to these two leases is also subordinate to the payment of the Senior Secured Loan. All loan and lease agreements were approved by the Bureau of Indian Affairs prior to closing. See "Risk Factors - Competition", "Risk Factors - Competition with Dancing Eagle Casino", "Risk Factors - Loans to Tribes; Limited Recourse Against Tribes", "Risk Factors - New Mexico Compact Litigation", and "Risk Factors - Accounting Disagreement".

         Tonto Apache Contract (Mazatzal Casino - Payson, Arizona).

         CGMI developed and managed the 35,000 square foot Mazatzal Casino for the Tonto Apache Tribe which offers slot machines, keno, poker, pull tabs and high stakes bingo in addition to non-gaming amenities including a restaurant, sports bar and gift shop. The Mazatzal Casino commenced operations on April 27, 1995.

         The Mazatzal Casino targets both the local Payson residents and other persons living 75 miles to the south in the Phoenix, Arizona metropolitan area. The Mazatzal Casino is located just south of Payson on Highway 87. In addition to the Payson area residents, the Mazatzal Casino attracts customers from the Phoenix area on day trips and weekend vacations, particularly because of the more desirable climate in Payson during the summer months.

         On June 29, 1993, CGMI signed a five year management contract with the Tonto Apache Tribe (the "Tonto Apache Management Contract"), to construct and operate a Class II and Class III gaming facility. The five-year term commenced on the date the facility opened in April 1995. The Tonto Apache Management Contract provides for CGMI to receive a management fee of 30% of Net Distributable Profits (as defined therein).

         The Tonto Apache Management Contract between CGMI and the Tonto Apache Tribe was approved by the NIGC on January 30, 1995. In addition, in February 1999, the Company received management certification from the Arizona Department of Gaming. The management contract expired in April 2000.

         Confederated Tribes of the Umatilla Indian Reservation Contract (Wildhorse Gaming Resort - Pendleton, Oregon).

         CGMI developed and managed the Wildhorse Gaming Resort for the Umatilla Tribes which offers video-lottery terminals, black jack, poker, off track betting ("OTB"), keno and high stakes bingo in addition to non-gaming amenities including a restaurant and gift shop. The Wildhorse Gaming Resort commenced operations on March 10, 1995.

         The Wildhorse Gaming Resort targets local residents of the Tri-Cities area of southern Washington (Richland, Kennewick and Pasco). The Wildhorse Gaming Resort site is accessible to residents within a 100 mile radius that also includes Pendleton and Walla Walla. The Wildhorse Gaming Resort is located approximately 200 miles east of Portland, Oregon, and targets business travelers and tourists by attracting potential customers traveling along Interstate 84, the main east-west freeway in northern Oregon and the site of the historic Oregon trail.

         CGMI signed a five year contract on November 9, 1993, with the Umatilla Tribe (the "Umatilla Management Contract"), to construct, manage and operate a Class II and Class III gaming facility. The five-year term commenced on the date the facility opened in March 1995. The Umatilla Management Contract provides for a management fee of 30% of Net Distributable Profits after debt service (as defined therein). The Umatilla Management Contract between CGMI and the Umatilla Tribe was approved by the NIGC on August 17, 1995, and the State of Oregon has approved the Company as being suitable to manage/finance Native American gaming operations in the State of Oregon. The management contract expired in March 2000.

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

         Purported Termination of Narragansett Contract; Agreement in Principle on Buyout

         The Narragansett Tribe has informed the Company that it considers that its contract is terminated and that it seeks to contract with Boyd Gaming Corporation to develop the Rhode Island Project. In connection with its purported termination, the Tribe has acknowledged its legal obligation to repay, in accordance with the terms of the Management Contract, the development loan made to the Tribe by the Company. The Company disputes the Tribe's purported termination. Negotiations between the parties resulted in an agreement in principle concerning reimbursement of the loan and a buyout of the Management Contract. Although the parties made substantial progress negotiating the reimbursement and buyout documents, the Tribe and Boyd Gaming Corporation have refused to abide by the terms of the agreement and the Tribe has requested mediation concerning its purported termination of the Management Contract. To date, mediation procedures have not been agreed to. Absent completion of satisfactory documentation with respect to the agreements reached between the parties, the Company intends to pursue all of its rights to the fullest extent permitted by law.

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

         Tribal/State Compact

         In August 1994, a Tribal/State Compact (the "Compact") was entered into between the Narragansett Tribe and then Governor Bruce Sundlan of Rhode Island. In November of 1994, a lawsuit was filed by Rhode Island Attorney General Pine (the "Pine Case") seeking to void the Compact on the grounds that the Governor of Rhode Island lacked the authority to bind the State of Rhode Island absent State Legislative approval. In 1995, Rhode Island's new Governor, Governor Almond, joined with the Attorney General in the Pine Case.

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

Department of the Interior Issues Regulations for Class III Gaming Compacts

         In April, 1999, the Secretary issued regulations prescribing procedures to permit Class III gaming when a State interposes its immunity from suit by an Indian Tribe in which the Tribe accuses the State of failing to negotiate in good faith. The rule announces the Secretary's determination that the Secretary may promulgate Class III gaming procedures under certain specified procedures; it also sets forth the process and standards pursuant to which any procedures would be adopted. These regulations took effect on May 12, 1999. The rules, however, have not yet been acted upon in light of litigation pending in the Florida Federal Court. The States of Florida and Alabama filed a complaint against the Secretary in April, 1999, challenging the rules on various grounds. The Seminole Tribe of Florida, the Miccosukee Tribe and the Poarch Band of Creek Indians have intervened in the litigation. These Tribes, along with the Secretary, have filed motions to dismiss. The United States and the Tribes involved argued that the case was not ripe for judicial review. The parties, however, have agreed that the action would be stayed until the Secretary makes a determination as to "Procedures" for the Florida Tribes. Once that determination is made, the court can then make its ruling on the pending motions. To date, no procedures have been issued. It is unknown when the Secretary will issue any procedures. There can be no assurance as to when the regulations will actually become effective, since no such action will occur until the foregoing litigation is resolved. At this juncture, it is unknown when and how the Court will rule on the pending motions and how that ruling will impact the regulations. It also is unknown how such ruling and its impact (if any) on the regulations will apply to the Narragansett Tribe in light of the Chafee Rider. However, as a result of the Chafee Rider, there can also be no assurance that the Secretary will have the authority under any regulations to impose a tribal-state compact between the Narragansett Tribe and the State of Rhode Island.

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

         In February 1997, as a result of the NIGC's decision to decline further review of the Management Agreement and the application of the Chafee Rider, the Narragansett Tribe initiated litigation in the United States District Court for the District of Columbia (the "District Court"), naming the NIGC and its Chairman as defendants. In this action, the Narragansett Tribe sought a declaration of the District Court, that, among other things, would declare the Chafee Rider unconstitutional under the equal protection component of the Fifth Amendment to the U.S. Constitution, along with an injunction requiring the NIGC to review the Management Agreement. Both the Narragansett Tribe and the NIGC filed cross-motions for summary judgment in the matter. In August 1997, the District Court granted the NIGC's motion for summary judgment. An appeal by the Narragansett Tribe to the United States Court of Appeals for the District of Columbia was unsuccessful.

         Ongoing Project Development - Statewide Referendum

         Unless the Chafee Rider is overturned, the Narragansett Tribe is precluded from establishing a Class II or Class III gaming facility under IGRA. Under Rhode Island State Law, therefore, the Narragansett Tribe's only recourse to establish a gaming facility, absent a repeal of the Chafee Rider, is to submit the issue to a statewide and local referendum in a general election. Efforts by the Tribe to submit the issue to a voter referendum in November 2000 for a site selected in West Warwick, Rhode Island have failed. The earliest date upon which any such future referendum could be held is November 2002. In June 1998 the Rhode Island General Assembly passed a bill requiring the state legislature's approval prior to any such referendum question being placed on the ballot. Additionally, the bill provides that the host city or town must also approve any such referendum question prior to its being placed on the ballot. There can be no assurance that the state legislature will approve placement of the referendum question on the November 2002 ballot or any other general election ballot, or that any such referendum would be successful or, if successful, what the ultimate scope of permitted gaming would be.

         As a result of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, and other factors, there can be no assurance that any legislative, judicial or administrative efforts will be successful.

         Other Matters

         The Company continued funding of the on-going development costs of the Rhode Island Project until the Tribe's purported termination of the Narragansett Contract in October 1999. At June 30, 2000, these expenditures totaled approximately $10.9 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At June 30, 2000, approximately $10.0 million in development costs (of the $10.9 million expended) will be recoverable by the Company only if and when a gaming facility is established by the Tribe. These funds were expended cumulatively over the period from Spring 1993 to present, and none of these expenses have been capitalized.

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

         In order to restructure the Old Senior Secured Notes, pursuant to negotiations with a steering committee ("Noteholders Steering Committee") representing more than two-thirds of the holders of the Old Senior Secured Notes, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court") on December 23, 1996 (the "Prior Petition Date"). The petition did not involve either of the Company's wholly-owned subsidiaries.

         On the Prior Petition Date, the Company filed a pre-negotiated Plan of Reorganization (together with all subsequent amendments and modifications, the "Prior Plan"), and an accompanying disclosure statement (together with all subsequent amendments and modifications, the "Prior Disclosure Statement"). The Prior Disclosure Statement was approved by the Bankruptcy Court on February 6, 1997.

         On March 19, 1997, the Bankruptcy Court conducted a hearing regarding confirmation of the Prior Plan and entered an order confirming the Prior Plan submitted by the Company as modified by that order. As contemplated by the Prior Plan, on May 28, 1997, the Company emerged from Chapter 11 and consummated the Prior Plan.

         Reference is made to the Company's Annual Report on Form 10K for the fiscal year ended June 30, 1999, Item 1, Sections entitled "Reorganization of the Company", "Debt After Reorganization", "Description of Second Amended Indenture", "Default Under First Amended Indenture", "Court Approval of Modification of Plan and Second Amended Indenture", "Capital Structure Prior to the Reorganization" and "Capital Structure Following the Reorganization" for a description of the Prior Plan, and the New Common Stock, New Senior Secured Notes (the "Senior Notes"), Second Amended Indenture (hereafter, the "Indenture") and other terms as such terms are defined or used therein, and default under the Indenture, and the related exhibits filed therewith, all of which are incorporated herein by this reference.

         The Prior Plan was predicated on the principle that the success of the Company was dependent upon its ability to obtain new management contracts, develop new business, and produce an operating profit by reducing expenses significantly. Through July 1998, the Company was unable to obtain any new management contracts and was not producing an operating profit. In August 1998, Edward Tracy, the Company's former Chairman, President and Chief Executive Officer, resigned from the Company. After Mr. Tracy's resignation, the Board of Directors appointed Michael W. Barozzi to the office of President and Chief Operating Officer and William S. Papazian to the position of Executive Vice President. Additionally, Charles B. Brewer was elected Chairman of the Board of Directors. The Company's new management team cut expenses significantly and began a campaign to obtain new management contracts and other gaming opportunities. In September 1999, the NIGC approved the Laguna Management Contract. The Dancing Eagle Casino opened in February 2000. The Company has been actively pursuing new gaming opportunities both in the United States and internationally.

         In late 1999, management determined that the Company's capital structure was impairing its ability to win new management contracts. While the Company's operations were expected to generate sufficient revenue to make debt service payments through the calendar year 2000, the Company anticipated that it might not have sufficient revenue to make the final principal and interest payment on the Senior Notes when they became due in May 2001. After extensive meetings and Negotiations with certain of the Senior Noteholders and the Indenture Trustee, those Senior Noteholders and the Indenture Trustee, with the concurrence of the Company, concluded that the best way to maximize recovery to the Senior Noteholders and preserve the Company as a going concern was to "de-leverage" the Company by converting the Senior Notes to equity. Although the long-term success of the Company remains dependent upon its ability to obtain new management contracts and gaming opportunities, the reorganization would (i) eliminate the uncertainty created by the existing debt structure; (ii) provide the Company needed flexibility for financing future operations; and (iii) provide the Company more flexibility to compete with better financed competitors.

         Accordingly, on May 15, 2000 (the "Petition Date") the Company filed another voluntary petition for reorganization of the Company under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case No. 00-14052 (JHW). The Company remained in possession of its property and assets and maintained and operated its business as debtor-in-possession pursuant to the provisions of the Bankruptcy Code. Additionally no trustee or receiver was appointed. The Company's two operating subsidiaries were not included in the filing.

         In connection with the filing of the petition, the Company and the Indenture Trustee jointly submitted a Disclosure Statement and Plan of Reorganization (the "Plan") for the Company. The Plan is the result of extensive negotiations among the Company, the Indenture Trustee, and holders of the Senior Notes holding approximately eighty-four (84%) percent of the Company's outstanding Senior Notes and holders of approximately seventy (70%) percent of the Company's stock. A copy of the Plan is attached hereto as Exhibit 10.181.

         The Plan provided that holders of the Senior Notes, as payment in full for their claims, will receive a distribution on account of their allowed secured claims equal to their pro rata share of (a) the greater of (i) $9,000,000 or (ii) the Distributable Cash (hereinafter defined) after payment of Indenture Trustee fees and expenses, and (b) two million sixty-eight thousand (2,068,000) shares of New Class A Common Stock, representing ninety-four (94%) percent of the aggregate voting securities of the Company, as reorganized. "Distributable Cash" means all cash of the Company, whether held by the Indenture Trustee or the Company, in excess of $2,900,000, determined after payment of all Plan distributions to creditors and equity security holders, other than holders of Senior Notes. General unsecured creditors, including holders of deficiency claims would receive a pro rata share of $100,000 and certain holders of the Company's equity interests would receive their pro rata share of 550 shares of New Class B Common Stock. The Company intends to use its $2,900,000 post-confirmation cash balance primarily to seek new gaming opportunities in order to create new sources of cash flow for the Company.

         On September 26, 2000 the Bankruptcy Court conducted a hearing regarding Confirmation of the Plan and, on October 4, 2000, entered an order confirming the Plan. In connection with creditor approval of the Plan, 99.9770% of holders of the Senior Notes who voted approved the Plan. The Effective Date of the Plan is October 16, 2000, at which time distribution will commence.

Summary of Amended Organizational Documents

         Under the terms of the Plan, the Company will adopt amended organizational documents including an Amended Certificate of Incorporation which authorizes the Company, among other things, to issue two classes of common stock, Class A Common Stock and Class B Common Stock. Under the terms of the Amended Certificate of Incorporation, holders of the two classes of common stock are entitled, by voting together as a single class, to elect two (2) members of the Board of Directors of the Reorganized Company (the "Common Directors"). In addition, holders of Class A Common Stock are also entitled to vote to elect no less than one (1) and not more than five (5) Directors of the Board of Directors (the "Class A Directors"). For purposes of voting by the Directors, each Common Director is entitled to exercise one (1) vote, and the Class A Directors are entitled to exercise a total of five (5) votes.

         As required by applicable gaming regulations, the Amended Certificate of Incorporation also provides that all outstanding shares of stock or stock equivalents in the Company are subject to redemption by the Company in the event that divestiture of such stock or stock equivalents is required by a gaming regulatory authority. In the event that such a divestiture becomes necessary, the Amended Certificate of Incorporation sets forth the terms and conditions surrounding the redemption of the holder's interest. The Amended Certificate of Incorporation also contains a provision requiring the Company to indemnify the officers and directors of the Company for any liability or expenses incurred as a result of such person's position as an officer or director of the Company as reorganized.

         Also, the Company will adopt Amended Bylaws which establish, among other things, (a) the procedures for annual and special meetings of shareholders, (b) quorum requirements for such meetings, (c) voting procedures for shareholders meetings, (d) the number and tenure of directors, (e) the method to remove or replace a director, (f) procedures for conducting meetings of the Board of Directors, and (g) quorum requirements for such meetings. In addition, the Amended Bylaws identify the officers of the Company as reorganized. Copies of the Amended Certificate of Incorporation and Amended Bylaws are attached hereto as Exhibits 10.182 and 10.183, respectively.

Board of Directors

         The Board of Directors of the Company as reorganized shall initially consist of four (4) directors; provided, however, that, subject to the discretion of the Board of Directors and in accordance with the Amended Bylaws, the Board of Directors of the Company may be expanded to no more than seven (7) directors. On the Effective Date, the following individuals shall be appointed and authorized to act as the Board of Directors of the Company.

Name                                 Directorship
Michael W. Barozzi                   Common Director
Charles B. Brewer                    Class A Director
William S. Papazian                  Common Director
Col. Clinton L. Pagano               Common Director

         Subject to the terms and conditions of the amended organizational documents, the Board of Directors shall have complete authority for management and operation of the Company. No member of the Board of Directors shall be removed for a period of one (1) year following the Effective Date unless cause exists or such removal is directed by the affirmative vote of a majority of stockholders entitled to appoint such director. Director vacancies shall be filled as provided in the Amended Bylaws. Colonel Pagano shall serve as a Common Director until the expiration of his term of office on December 31, 2000. Thereafter, the composition and voting rights of the Board of Directors will be adjusted as provided in the Amended Certificate of Incorporation.

         As Chairman of the Board, Charles B. Brewer shall receive 22,000 shares of Class B Common Stock representing approximately one (1%) percent of the outstanding voting securities of the Company. Mr. Brewer is not presently a shareholder of the Company.

         Allocation and Distribution of New Stock

         1.      New Class A Common Stock

              On the Effective Date, 3,000,000 shares of New Class A Common Stock of the Company shall be authorized under the Amended Certificate of Incorporation. Of the 3,000,000 authorized shares, 2,068,000 shares of New Class A Common Stock shall be distributed to Class 2A Creditors under the Plan, being the Senior Noteholders.

         2.       New Class B Common Stock

              On the Effective Date, 2,000,000 shares of New Class B Common Stock of the Company shall be authorized under the Amended Certificate of Incorporation. Of the 2,000,000 authorized shares, 132,000 shares of New Class B Common Stock (the "Management Shares") will be issued to Charles B. Brewer, Michael W. Barozzi and William S. Papazian "Management Group") and 550 shares of the New Class B Common Stock will be issued to the holders of Allowed Equity Interests ("Allowed Equity Interests") classified in Class 5B pursuant to
Article VI, Section E of the Plan.

         Surrender and Cancellation of Outstanding Securities

         1.       Surrender and Cancellation of Equity Interests

              Holders of the Allowed Equity Interests must surrender the certificates representing such instruments to the Transfer Agent. Upon surrender of the instruments, holders will receive the distributions set forth in the Plan. When a holder of an Equity Interest surrenders its certificate to the Transfer Agent, the Transfer Agent shall hold such instrument in "book entry only" until the Distribution on account of such certificate is paid, whereupon such instruments shall be cancelled.

         2.       Surrender and Cancellation of Senior Notes

              As a condition to receiving the Cash and New Class A Common Stock Distributable under the Plan, holders of the Senior Notes shall surrender such instruments to the Indenture Trustee. Upon surrender of the instruments, holders will receive their pro rata share of the Cash and New Class A Common Stock distributable to Class 2A under the Plan. When a Senior Noteholder surrenders its Senior Notes to the Indenture Trustee, the Indenture Trustee shall hold such instrument in "book entry only" until termination of the Indenture, whereupon such instruments shall be canceled.

         Termination of Indenture

     The Indenture shall terminate as of the Effective Date pursuant to Section 1123(a)(5)(F) of the Bankruptcy Code, except as necessary to administer the rights, claims, liens, and interests of the Indenture Trustee and Senior Noteholders (including, to preserve and pursue any claims, rights, or interests of the Indenture Trustee for fees and expenses under the Indenture). The Company and the Indenture Trustee shall have no further obligation under the Indenture and shall be relieved of all obligations under the Indenture relating to the Senior Notes, except with respect to the payments required to be made to the Indenture Trustee in respect of its claims for fees and expenses, or with respect to such other rights of the Indenture Trustee that, pursuant to the terms of the Indenture, survive the termination of the Indenture.

         Allocation of Management Shares

         In order to provide an incentive to the Management Group, the Company shall distribute to the Management Group the Management Shares, representing six percent of the aggregate voting securities of the Company, as reorganized. Michael W. Barozzi and William S. Papazian each will receive 55,000 shares of the Management Shares, and Charles B. Brewer will receive 22,000 shares of the Management Shares. Management Shares distributable to Charles B. Brewer will vest immediately. Ownership of the other Management Shares will vest as follows:(i) one-third will vest immediately on the Effective Date; (ii) one third will vest on the first anniversary of the Effective Date; and (iii) the final one third will vest on the second anniversary of the Effective Date. All unvested shares of the Management Shares, and dividends accrued thereon, shall be placed in escrow for their respective owners. If such owner voluntarily leaves his employment for any reason or is terminated with cause prior to the vesting date, then such owner shall lose all accumulated rights to such unvested stock and accrued dividends. If the Company or any of its subsidiaries is sold, the stock shall vest immediately upon closing of the sale.

         Limitation of Transfer of New Stock

         Pursuant to Section 11 of the Amended Certificate of Incorporation, the Company is imposing certain transferability restrictions upon its 5-percent shareholders for purposes of limiting potential adverse effects of the application of Internal Revenue Code Section 382 to its NOLs. These restrictions generally provide that the 5-percent shareholders shall be prohibited from transferring shares of New Common Stock without the consent of a designated Tax Advisor (the "Tax Advisor"). The Tax Advisor shall have no obligation to consent to a transfer unless it determines that the proposed transfer and any related proposed transfers do not create an unreasonable risk of loss of, or material limitation on, the Debtor's use of its net operating loss carryforwards. In the event that the Tax Advisor is willing to consent to a transfer of New common Stock by any one shareholder subject to transferability restrictions, the other shareholders subject to equivalent restrictions will be offered the opportunity to engage in a transfer on a ratable basis. These restrictions are scheduled to expire two years after the Effective Date. Charles B. Brewer will be designated as the Tax Advisor on the Effective Date of the Plan.

         Federal Income Tax Consequences to the Company

         1. Availability of Existing Net Operating Loss Carry Forwards to the Company

              The Company possesses net operating loss carryovers ("NOLs") of approximately $32,120,000 as of June 30, 2000, which are expected to carry over and be available to the Company to offset future income. While the issue is not entirely free from doubt, the Company does not believe that these NOLs are currently subject to limitation under Section 382 of the Internal Revenue Code. These NOLs will be reduced as a result of the consummation of the Plan, as discussed below.

         2. Discharge of Indebtedness Income

               Prior to the Effective Date, the Company was indebted to the Senior Noteholders in the aggregate principal amount of $23,100,000. Because the Company holds $300,000 of the Senior Notes in treasury, the net amount of this principal indebtedness for tax purposes is $22,800,000 ($23,100,000 - $300,000). As of June 30, 2000, the end of the Company's last fiscal income tax return, the Company had accrued interest expense with respect to this indebtedness of approximately $1,386,000. Thus, for federal income tax purposes, as of June 30, 2000, the net outstanding indebtedness of the Company with respect to the Senior Notes was approximately $24,186,000 ($22,800,000 + $1,386,000).

              Pursuant to the Plan, the Senior Noteholders will receive 2,068,000 shares of New Class A Common Stock and Distributable Cash of approximately $9,000,000. Assuming, for purposes of this income tax summary only, that the shares of New Class A Common Stock possess a total value of $4,011,920 based on a value of $1.94 per share as determined in connection with the Plan, the cancellation of Indebtedness ("COI") income triggered from this transaction (but for the application of Internal Revenue Code Section 108) to the Company would amount to approximately $11,174,080 ($24,186,000 - ($9,000,000 + $4,011,920)). Under Internal Revenue Code Section 108, this amount of COI income reduces the Net NOLs of the Company to an amount of approximately $20,945,920 ($32,120,000 - $11,174,080) based on June 30, 2000 tax amounts.

              The precise amount of COI income realized but not recognized upon Plan consummation, and thus the actual amount of NOL's available after the Plan, has not been finally determined, and will depend in part upon the fair market value of the New Common Stock, and the Company's results of operations.

         Net Operating Loss Carryforwards

         The following description of the Company's NOLs is based upon management's analysis of the application of the relevant sections of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") to the NOLs of the Company. There can be no assurance that the Internal Revenue Service or the relevant courts will agree with management's analysis. There are substantial risks associated with the Company's utilization of its NOLs.

         Based on its federal income tax returns for the years through June 30, 1996, the Company and its subsidiaries reported cumulative Gross NOLs of approximately $107,000,000. For purposes of this discussion, unless otherwise defined or modified, the term "Gross NOLs" means the total NOLs reported to the Internal Revenue Service on the federal income tax returns of the taxpayer, before the application of any reductions and related adjustments mandated under the Internal Revenue Code. Under Section 172(b) of the Internal Revenue Code as in effect for those years, unused NOLs expire after fifteen taxable years from the taxable year of a loss. These NOLs should expire in 2011, 2012 and 2013 respectively.

         After taking into account the reorganization of the Company pursuant to the Prior Plan and assuming that Internal Revenue Code Section 382(1)(5) applied to the Prior Plan, and prior to taking into account the effects of the Plan, management of the Company believes the Net NOLs of the Company and its subsidiaries as of June 30, 1999 were approximately $32,585,000, although no assurance can be given that the Company will be able to utilize these NOLs. For purposes of this discussion, the term "Net NOLs" means the amount of NOLs of the taxpayer for federal income tax purposes adjusted to reflect reductions and related adjustments required under Internal Revenue Code Sections 108 and 382(1)(5), assuming that Internal Revenue Code Section 382(1)(5) applied to the Prior Plan, but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Internal Revenue Code Section 382, and the application of Internal Revenue Code Sections 269 and 384.

         These tax attributes will also be reduced by any gain or income recognized as a result of the transactions contemplated by the Plan, in particular, any cancellation of indebtedness income ("COI income") excluded from income pursuant to Section 108 of the Internal Revenue Code.

         While management of the Company believes that the Net NOLs of the Company and its subsidiaries will approximately equal $20,945,920 after giving effect to the Plan with respect to the NOL's available as of June 30, 2000, there are risks that the NOLs may have been significantly diminished or lost as a result of the cancellation of indebtedness occasioned by the Prior Plan and possible subsequent transfers of rights to receive common stock under the Prior Plan to the extent that Internal Revenue Code Section 382(1)(5) did not apply to the ownership change associated with the Company's use of its NOLs to reduce federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a subsequent "change of ownership" of the Company may occur which would cause the Company to lose the benefit of all or a substantial portion of the NOLs. Although the Company has attempted to take steps to restrict transfers of New Common Stock in order to avoid a future "change in ownership", there can be no assurance that these steps will be successful.

         Cancellation of Debt Income Under Tax Code Section 108.

         Under the Prior Plan, unsecured indebtedness of the Company with an aggregate face amount of approximately $110,000,000 was canceled. Generally, Tax Code Section 108 provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration (e.g., cash, notes, stock or other property) given for the cancellation. Tax Code Section 108 further provides, however, that if a taxpayer is the subject of a bankruptcy case and the COI income is recognized pursuant to a plan approved by the Bankruptcy Court, the excess amount canceled is not required to be included in gross income. Instead, any such excess amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the basis of the assets of the debtor, in a specified order of priority beginning with NOLs. Management of the Company believes that approximately $75,500,000 of its Gross NOLs of approximately $107,000,000 as of June 30, 1996 must be reduced to take into account cancellation of indebtedness income of the Company recognized pursuant to the Prior Plan.

         Tax Code Section 382 In General.

         If a corporation undergoes an "ownership change", Tax Code Section 382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate) of the fair market value of the corporation at the time of the ownership change (the "Section 382 Limitation"). If an ownership change under Tax Code Section 382 is triggered, a corporation may also be restricted from utilizing certain built-in losses and built-in deductions recognized during a five-year recognition period after the ownership change. A corporation is considered to undergo "an ownership change" if, as a result of changes in the stock ownership by "5-percent shareholders" or as a result of certain reorganizations, the percentage of the corporation's stock owned by those 5-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during a prescribed prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as groups of shareholders who are not individually 5-percent shareholders.

         Application of Tax Code Section 382
         Under the Prior Plan. If the Company is subject to the
Section 382 Limitation as a result of the consummation of the Prior Plan, its annual Section 382 Limitation would be equal to the product of the applicable long-term tax-exempt rate (5.64%) times the fair market value of the equity of the Company immediately before the ownership change. Thus, for example, if the value of the equity of the Company as of the Effective Date of the Prior Plan was $400,000, the Company could only use approximately $23,000 of its NOLs each year until they expire. Although a 50% ownership change was expected to occur as a result of the transfer of stock of the Company to creditors pursuant to the Prior Plan, an exception under Tax Code Section 382(1)(5) is believed by management to have applied.

         Under Section 382(1)(5), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the Company must nevertheless be reduced to the extent of the amount of interest accrued with respect to such canceled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date). The Company's management estimates that this Tax Code Section 382(1)(5) adjustment to the Company's Gross NOLs is approximately $32,000,000. $27,300,000 of this amount is duplicated as a reduction under Tax Code Section 108, so that if the Company is under Tax Code Section 382(1)(5) the reduction to NOLs under Tax Code Section 108 would amount to $54,700,000 rather than $82,000,000. See "Cancellation of Debt Income Under Tax Code Section 108" in this Section.

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

         Under the Plan, management of the Company does not believe that the Plan will effect an "ownership change" under the Tax Code Section 382 with respect to the Company. See "Risk Factors - Net Operating Loss Carryforwards".

         Effect of Tax Code Section 384.

         Congress adopted Tax Code Section 384 in 1987 to prevent a loss corporation from using its pre-acquisition NOLs and net built-in losses against any net built-in gains of a corporation the control of which (utilizing an 80% test of Tax Code Section 1504(a)(2)) is acquired by the loss corporation or whose assets are acquired by the loss corporation in certain types of reorganizations. The limitation of Tax Code Section 384 applies to built-in gains recognized within the five-year recognition period after the acquisition date. Tax Code Section 384 will prevent the Company from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming the control test is met) within five years of the acquisition date.

         Effect of Tax Code Section 269.

         Tax Code Section 269(a) provides that if:

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

         Under Treas. Reg. Section 1.269-3(a), the determination of the purpose for which an acquisition was made requires a scrutiny of the entire circumstances in which the transaction or course of conduct occurred, in connection with the tax result claimed to arise therefrom. It is uncertain whether the Internal Revenue Service would attempt to apply Tax Code Section 269 to the transactions provided for under the Prior Plan.

Risk Factors

         In addition to other information contained elsewhere in this document, the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 2000 should consider carefully the factors set forth below.

         Net Operating Loss Carryforwards. While management believes that the Net NOLs of the Company and its subsidiaries are approximately $20,945,920 ($32,120,000 minus $11,174,080) after giving effect to the Plan with respect to the NOL's available as of June 30, 2000 (see "Description of Business - Net Operating Loss Carryforwards - Application of Tax Code Section 382 Under The Chapter 11 Reorganization"), there are risks that the NOLs may have been significantly diminished or lost as a result of the cancellation of indebtedness occasioned by the Prior Plan, or the Plan, and possible subsequent transfers of rights to receive new common stock under the Prior Plan to the extent that Tax Code Section 382(1)(5) does not apply to the ownership change associated with the implementation of the Prior Plan. There are also risks associated with the Company's use of its NOLs to reduce Federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a subsequent "change in ownership" of the Company may occur which would cause the Company to lose all or a substantial portion of the NOLs. Although the Company has attempted to take steps to restrict transfers of New Common Stock in order to avoid a future "change in ownership," there can be no assurance that these steps will be successful. See "Description of Business - Net Operating Loss Carryforwards" and Consolidated Financial Statements.

         Expirations of Management Contracts. With the exception of the Laguna Management Contract, CGMI's other management contracts expired in the first half of the calendar year 2000. The ability of the Company to generate operating cash flow and gaming opportunities is highly dependent upon the maintenance of its existing contract and the acquisition of new management contracts or gaming opportunities. There can be no assurance that the Company will be able to attract a sufficient number of new management contracts or gaming opportunities to replace ones that expire.

         Need for Additional Financing for the Development of Gaming Facilities. The development, management and operation of Native American gaming, other gaming establishments and ancillary and complimentary businesses is time consuming and capital intensive. Substantial capital is needed to finance the licensing, development, construction, architectural, engineering, equipping, legal and accounting fees and operating expenses associated with the management, development and operation of casino gaming establishments. It is anticipated that the Company will require significant additional capital in order to fund future projects, including, without limitation, the Rhode Island Project. There can be no assurance that such financing will be available or, if available, that the terms thereof will be attractive to the Company.

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

         Competition. The Native American gaming industry and the gaming industry as a whole, and businesses which are ancillary or complimentary to these industries, are highly competitive. As the Native American gaming and other secondary gaming industries emerge, the Company expects that new competitors will enter the market. Some of the competitors of the Company will have more personnel and substantially greater finances, technology, gaming industry experience, political experience and other resources than the Company.

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

         Additionally, Native American casinos experience intense competition from other Native American casinos, state sponsored lotteries and gaming, charitable gaming, as well as from gaming in primary markets (Nevada and New Jersey) and secondary markets (including riverboat, dockside, card rooms, bars, pari mutuel betting on horse and dog races, and truck stop operations). There can be no assurance that such competitive factors will not negatively impact existing or future casinos which the Company manages.

         Competition with the Dancing Eagle Casino. In December 1998 the Pueblo of Laguna announced plans to develop a larger, second casino as early as June 2000 to be located on Interstate 40 on the Tribe's sovereign reservation lands significantly closer to Albuquerque, New Mexico than the Dancing Eagle Casino. To date, although it appears that no apparent progress has been made on this project and construction has not begun, there can be no assurance that such facility will not ultimately be constructed and opened. Additionally, an existing casino facility to the West of the Dancing Eagle Casino recently underwent significant expansion and a gaming facility to the South of Albuquerque, New Mexico has also commenced construction with respect to a major expansion. Recently, the Canoncito Navajos announced plans to develop a gaming facility on Interstate 40 approximately 20 miles west of Albuquerque, New Mexico. There can be no assurances as to the long term effect that this increased competition will have on the projected revenues, profits and management fees derived from the Company's Dancing Eagle Casino Project, or the ability of the LDC to repay any loans, lease payments or management fees.

         Accounting Disagreement. In connection with the February 29, 2000 fiscal year-end audit of the Dancing Eagle Casino Project, a disagreement has arisen between LDC and CGMI regarding the effect of the write-off of approximately $1,400,000 in pre-opening expenses and its impact on net revenues of the Dancing Eagle Casino Project as it relates to the calculation of management fees due to CGMI. The LDC maintains that this write-off is to be credited against cumulative net revenues of the operation; CGMI disagrees. In the Company's opinion, the dispute centers around the interpretation of the management contract definitions of net revenues and calculation of the management fee. CGMI does not believe that the LDC's interpretation of the management agreement is factually or legally correct on this matter, and intends to continue discussions with the LDC in an effort to achieve a timely and amicable resolution to this issue. If an informal resolution does not occur, arbitration of the issue may be necessary.

         If this accounting issue is not resolved in CGMI's favor, there is a risk that CGMI's total management fee(s) for the fiscal year ending June 30, 2001 will be negatively impacted, and that CGMI may have to pay to the LDC a contractually agreed minimum guaranteed payment of $35,000 per month for some period of time during the current fiscal year. The LDC has taken the position that the guaranteed minimum payment is past due, a position with which CGMI disagrees, as it is based upon the LDC's erroneous interpretation of the contract terms. There is a risk that the LDC could take the position that CGMI's nonpayment of this fee is a default under the management agreement. There can be no assurance as to the outcome of such issues in the event of arbitration. The Company believes that its status as a subordinate secured creditor to the LDC affords it significant remedies under the financing documents in the event the management agreement terminates for any reason; however, there can be no assurance as to whether such remedies will be adequate or enforceable if obtained. Although there can be no assurance, the Company also believes that it will have adequate reserves to meet its operating expenses and make any guaranteed payment to the LDC for the fiscal year ending June 30, 2001, if this should be necessary as a result of a determination on the issue adverse to CGMI.

         The parties have met on the accounting issues, are continuing discussions and are seeking to resolve any differences amicably. The operative agreements contain provisions for arbitration and, so, theoretically arbitration is possible. There can be no assurance as to the outcome of any such arbitration.

         New Mexico Compact Litigation. On June 13, 2000, the State of New Mexico filed a lawsuit against 12 Indian tribes, including the Pueblo of Laguna, entitled New Mexico v. Jicarilla Apache Tribe, et al, No. 00-CV-00851-LH/LFG, USDCNM ("Lawsuit"). The Lawsuit seeks a determination of the legality of the New Mexico gaming compact revenue sharing payments, and an order to enjoin all Class III gaming, but only following a declaration by the court that the revenue sharing payments are legal under the IGRA. In the alternative, if the court finds the revenue sharing payments are unenforceable for any reason, the suit seeks a declaration that the compacts are not in effect. Under the financing agreements related to the Dancing Eagle Casino, the Pueblo has agreed to escrow the disputed revenue sharing payments until the court determines whether the Pueblo is legally required to pay the State. To date, such escrow account has been consistently funded. Subject to certain assumptions and limitations, legal counsel to the Pueblo has recently opined that although the issues presented by the regulatory fees provisions of the compact and the revenue sharing Agreement as alleged in the Lawsuit are novel and untested in the federal court, the legal and practical factors involved lead them to conclude that the failure of the Pueblo to pay such payments directly to the State but instead, to pay them into escrow under the financing agreements and then to the State immediately upon determination by final court order that the payments are due to the State, in their opinion, should not form an adequate basis, in fact and law, that would permit the State, the United States, or any agency, instrumentality, or person acting on behalf of the foregoing to lawfully cause the termination of gaming activity presently permitted under the IGRA to be conducted at the Dancing Eagle Casino. There can be no assurance as to the ultimate outcome of this litigation.

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

         In addition, in order for the management agreements to be approved by the NIGC, the Debtor, its directors, persons with management responsibilities and certain of the Debtor's owners, must provide background information and be investigated by the NIGC to be found suitable to be affiliated with a gaming operation. The NIGC regulations provide that each of the ten persons who have the greatest direct or indirect financial interest in a management contract must be found suitable, as must the directors and ten largest shareholders of such entities in the case of a corporate entity, or the ten largest holders of interest in the case of a trust or partnership. However, the Chairman of the NIGC may reduce the scope of information to be provided by institutional investors. At any time, the NIGC has the power to investigate and require the finding of suitability of any person with a direct or indirect interest in a management agreement, as determined by the NIGC. The Debtor must pay all fees associated with background investigations by the NIGC.

         The NIGC regulations provide that a management contract must be disapproved if the NIGC determines that: (1)(a) any person with a direct or indirect financial interest in, or having management responsibility for, a management contract has been convicted of a felony or any misdemeanor gaming offense; (b) has engaged in prior activities which make him unsuitable to be connected with gaming; (c) is an elected member of a tribe that is party to the management contract; or (d) has provided false statements to the NIGC or a tribe or has refused to respond to questions from the NIGC; (2) the management contractor has attempted to unduly interfere with or influence tribal decisions relating to the gaming operation or has failed to follow the management contract and applicable tribal ordinances; or (3) a trustee would not approve the management contract.

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

         Each of CGMI's Native American gaming management projects is also regulated by state and/or Tribal gaming commissions. The Company and CGMI have submitted applications for licenses to manage and finance Native American gaming operations with the various applicable Tribal and state gaming commissions applicable to its business and have subsequently received permanent or temporary gaming licenses from each of such Tribes and states, permitting them to act as managers/financiers of Native American gaming operations in such states.

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

         Suitability of Associated Persons. The NIGC, state and Tribal gaming regulatory agencies closely regulate the suitability of persons owning or seeking to renew an interest in a gaming license or permit. Such suitability can be adversely affected by persons associated with licensees or permitees. Additionally, any person or entity having any direct or indirect interests in the Company or any casino directly or indirectly owned by the Company, including holders of shares of common stock may be subject to administrative action, including personal history and background investigations. The actions of such associated persons over whom the Company may have no control could jeopardize any licenses held by the Company.

         Repurchase of Securities Relating to Gaming Matters. Persons who acquire beneficial ownership of the Company's securities may be subject to certain reporting and qualification procedures established by regulatory authorities. Such regulatory scrutiny and related limitations could adversely affect the marketability of the Company's securities. The Company has amended its Certificate of Incorporation to provide that if the Company reasonably determines that ownership of its securities by any person or entity will either preclude, interfere with, threaten or delay the issuance of or jeopardize the maintenance and existence of any gaming license or result in the imposition of burdensome terms or conditions on such license, the Company will have certain rights to repurchase such securities or to require the sale of such securities. Accordingly, in certain situations, a holder of such securities could be subject to the risk of forfeiture or compelled sale. There can be no assurance that the NIGC, tribal and state gaming regulatory authorities will not require background investigations of holders of the Company's equity securities, that such holders will cooperate with such background investigations or that such holders will be found suitable.

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

Employees

         The Company and its subsidiaries had 3 employees at fiscal year ended June 30, 2000.

ITEM 2.  PROPERTIES

         The Company leased 2,646 square feet of office space in Phoenix, Arizona pursuant to a lease agreement which expires December 31, 2000. This lease was rejected by the Company in its recent reorganization proceedings. The Company currently subleases 1,000 square feet of office space in Phoenix, Arizona pursuant to a sublease agreement which expires April 30, 2003. The sublease contains an early termination clause which may be exercised by the Company after 18 months.

ITEM 3.  LEGAL PROCEEDINGS

         With the exception of the Company's voluntary reorganization proceedings commenced on May 15, 2000, there was no material litigation involving or pending against the Company on June 30, 2000. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time. See "Risk Factors - Accounting Disagreement" for a description of a disagreement with the Laguna Development Corporation concerning accounting treatment of pre-opening expenses under the Laguna Management Contract, which disagreement may result in arbitration in the fiscal year ending June 30, 2001.

         For further details on the Company's reorganization and for information regarding the reorganization of CCCD, a former subsidiary of the Company, see "Business-Reorganization".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended June 30, 2000, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, other than the solicitation of votes of the Senior Noteholders in connection with the confirmation of the Plan.

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

         As of June 30, 2000, there were 347 holders of record of the New Common Stock.

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

                             Common Stock
                            --------------
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

         The Company has never paid and does not presently anticipate the payment of cash dividends in the foreseeable future. It is the present intention of the Board of Directors to retain earnings, if any, to provide for the growth of the Company. Payment of dividends in the future will depend, among other things, upon the Company's ability to generate earnings, its need for capital and its financial condition. Additionally, the Company's ability to pay dividends is limited by applicable state law.

         There is no established trading market for the Senior Secured Notes.

ITEM 6.  SELECTED FINANCIAL DATA (1)

         The selected consolidated financial data set forth below for each of the last five fiscal years ended June 30, is derived from the Company's consolidated financial statements and notes. Due to the Company's reorganization pursuant to the Prior Plan, comparisons of 1997 to prior years may be of limited use in determining operating or other financial trends in the Company's business. This data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

IN THOUSANDS, EXCEPT SHARE DATA

                                                                                                          PREDECESSOR COMPANY
                                                                 REORGANIZED  COMPANY                     -------------------
 Statement of Operations                      ---------------------------------------------------------    July 1,
Data (1)                                          Year          Year         Year           May 29,         1996       Year
                                                 Ended         Ended        Ended           1997          Through      Ended
                                                June 30,      June 30,     June 30,     Through June 30,   May 28,    June 30,
                                                 2000          1999         1998           1997(A)          1997        1996
Gross Revenues                                   $5,196        $7,264       $ 8,150         $ 753         $ 7,447     $ 7,663
Operating Expenses                                7,175         6,116        12,881         1,921           7,238      14,441
Reorganization Items (Expense)                       64           --            --           --            50,805        (600)
Other Income (Expense)                           (1,619)          112        (2,087)         (168)         (6,603)      3,660
(Loss) Income Before Extraordinary Items(2)      (2,595)          842        (7,154)       (1,351)         44,288      (4,039)
Loss on Early Extinguishment of Debt                 --           --            --            --           (1,998)        --
Gain From Reorganization Items                       --           --            --            --          103,464         --
Net (Loss) Income                                (2,595)          842        (7,154)       (1,351)        145,754      (4,039)

Earnings Per Share, Basic and Diluted:(B)
Income (Loss) Before Extraordinary Item          ($1.30)        $0.43        ($3.82)       ($0.72)            N/A         N/A
Income From Discontinued Operations                  --            --           --           --               N/A         N/A
Gain From Reorganization Items                       --            --           --           --               N/A         N/A
Net (Loss) Income                                ($1.30)        $0.43        ($3.82)       ($0.72)            N/A         N/A

Weighted Average Shares Outstanding(A)(B)     1,999,745     1,939,178     1,872,694     1,866,667             N/A         N/A

                                                             REORGANIZED                  PREDECESSOR
                                                               COMPANY                      COMPANY
                                               ---------------------------------------       AS OF
                                                            AS OF JUNE 30,                  JUNE 30,
                                               ---------------------------------------     --------
BALANCE SHEET DATA (1):                          2000       1999       1998      1997        1996
                                                 ----       ----       ----      ----        ----
Working Capital (Deficit) (2)                  13,207      5,942      5,991      6,431     (118,020)
Total Assets                                   15,341     17,229     16,721     25,114       60,048
Long-Term Debt (2)                                 --     18,240     23,100     23,100           --
Total Liabilities                                 618     24,192     24,826     26,065      160,308
Stockholder's Equity (Deficit)                 (9,558)    (6,963)    (8,105)      (951)    (100,260)
Ratio of Earnings to Fixed Charges                 (3)        (3)        (3)        (3)          (3)



(1) As a result of the Company's reorganization in 1997 pursuant to the Prior Plan, the comparability and informative value of information reflected in the forgoing selected financial data with respect to the fiscal years ended June 30, 1997 may not be meaningful for the reader of this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(2) The working capital deficit at June 30, 1996 includes the classification of $124,020,000 in Senior Secured Notes as current and $19,000,000 in unsecured notes as current in 1996.

(3) Earnings are inadequate to cover fixed charges.

(A) Commencement of fresh start reporting in connection with the consummation of the Company's reorganization after the effective date pursuant to the Prior Plan. See "Business - Reorganization" for further details.

(B) The weighted average number of common shares outstanding and net income per common share for the predecessor company (periods through May 28, 1997 (the Effective Date)) have not been presented because, due to the Company's reorganization pursuant to the Prior Plan and implementation of fresh-start reporting, they are not comparable to subsequent periods and are therefore irrelevant. See "Business - Reorganization" for further details.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Selected Consolidated Financial Data and the Company's Consolidated Financial Statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         As a result of the sale of the Company's former unrelated business and disposal of certain gaming operations as well as the reorganization of the Company's indebtedness pursuant to the Prior Plan, the comparability and informative value of year-to-year comparisons may not be meaningful or precise.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this discussion and analysis of consolidated financial condition and results of operations and the information included elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2000 are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements. A discussion of the risk factors regarding the implementation of the Company's business strategy is set forth in this Annual Report on Form 10-K in the section entitled "Risk Factors." Failure to successfully implement this strategy would raise substantial doubt about the Company's ability to fulfill its principal obligations under its New Senior Secured Notes. The reader is further cautioned that risks and uncertainties exist that have not been mentioned herein due to their unforeseeable nature, but which, nevertheless, may impact the Company's future operations.

Liquidity and Capital Resources

         Sources and Uses of Cash: For the fiscal year ended June 30, 2000, the Company had a net decrease in cash and cash equivalents of $2,088,000, of which $3,708,000 was provided by Company operating activities, and $5,796,000 was used in Company investing activities.

         Operating Activities: Cash flows from operating activities for fiscal year 1999 were provided by (i) Native American casino management fees of approximately

         Effects of Plan: As a result of the confirmation of the Plan and the Company's cancellation of all senior indebtedness, the Company anticipates that the sources of its cash for operating expenses and investing activities for fiscal 2001 will come primarily from (i) management fees received pursuant to the Laguna Management Contract, (ii) debt and lease service payments received from the Laguna Development Corporation and (iii) existing cash on hand of approximately $2.9 million.

$5,843,000, and (ii) interest income of $738,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net loss of $2,595,000 to net cash flows used in operating activities include (i) depreciation and amortization of $1,678,000, (ii) write-down of excess reorganization value of $2,307,000, (iii) a write-off of deferred charges of $785,000, (iv) Muckleshoot Settlement payments of $1,150,000 (see Footnote [4] to the Consolidated Financial Statements), (v) an increase in interest receivable of $148,000, (vi) an increase in prepaid expenses and other assets of $81,000, (vii) an increase in related party payable of $14,000, (viii) an increase in accrued interest payable of $1,094,000, and (ix) an increase of $780,000 for income tax receivable.

         Significant operating activity cash outflows required to reconcile the Company's GAAP, accrual net income to net cash flows used in operating activities include (i) a decrease in accounts payable and accrued expenses of $74,000, (ii) an decrease in Native American management fees and other receivables of $647,000, and (iii) a decrease in federal income taxes payable of $257,000, and (iv) a decrease in state income taxes payable of $70,000.

         Investing Activities: For the year ended June 30, 2000, the Company used $5,796,000 in net cash flows for investing activities. Cash flows from investing activities were provided by (i) $1,610,000 in repayment of Native American loans/advances, (ii) decreased by $5,520,000 for an increase in restricted funds, (iii) decreased by $1,201,000 for additional advances on Native American loans receivable, (iv) decreased by $706,000 for the origination of direct financing leases, (v) increased by $21,000 for payments received on direct financing leases.

         Financing Activities: The Company did not have any financing activities for the fiscal year ended June 30, 2000.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees and the receipt of debt service payments on the Native American loans and leases. The Company received its final debt service payment on the Tonto Apache Casino loan in April 2000. In June 2000, the Muckleshoot Casino made its final settlement payment to the Company.

         On July 24, 1998, CGMI entered into a management contract with the Pueblo of Laguna and its wholly-owned corporation, the Laguna Development Corporation ("LDC"), to exclusively develop, construct, operate and manage the Dancing Eagle Casino (the "Laguna Management Contract"). The Laguna Management Contract provides that the term of such agreement is five (5) years from the official date of opening of the casino. By its terms, the Laguna Management Contract will expire in February 2005. The contract provides that CGMI will receive a management fee of 30% of adjusted net revenues (as defined in such agreement) during the first three years of the term, and 20% of adjusted net revenues in the fourth and fifth years of the term. The contract also provides that management fees shall at all times be capped at 34.3% of net revenues as determined in accordance with generally accepted accounting principles. The Laguna Management Contract was amended and restated in March 1999 and September 1999. The Third Amended and Restated contract was approved by the NIGC in September 1999.

         Capital Requirements. The Company will continue to operate, through CGMI, on the management fees, principal and interest loan repayments, and lease payments from the Dancing Eagle Casino as well as with its post-Plan cash reserves of approximately $2.9 million.

         The development, management and operation of Native American gaming, other gaming establishments and ancillary and complimentary businesses is time consuming and capital intensive. Substantial capital is needed to finance the licensing, development, construction, architectural, engineering, equipping, legal and accounting fees and operating expenses associated with the management, development and operation of casino gaming establishments. It is anticipated that the Company will require significant additional capital in order to fund future projects. There can be no assurance that such financing will be available or, if available, that the terms thereof will be attractive to the Company.

         Description of Second Amended Indenture.

         See Item 1. Business -- "Reorganization".

RESULTS OF OPERATIONS

Overview

         The following discussion about the Company's results of operations includes the Company and its subsidiaries, CGMI, and CDGC.

         The Company's new management team assumed management control in August 1998. Since that time, the new management team reduced expenses significantly and began implementation of a business strategy designed to achieve the following goals: (i) increase revenues at the Company's managed casinos, (ii) finance, develop, and open the Dancing Eagle Casino project, (iii) build cash for use in debt service and for future projects, (iv) seek and obtain new project opportunities, (v) decrease operating expenses instituted by prior management and (vi) seek out ways to refinance or restructure the Company's existing indebtedness. The progress of the Company's new business strategy is reflected in the sections "Fiscal 2000 compared to 1999" and "Fiscal 1999 compared to Fiscal 1998" below.

         In late 1999, management determined that the Company's capital structure was impairing its ability to win new management contracts. While the Company's operations were expected to generate sufficient revenue to make debt service payments through the calendar year 2000, the Company anticipated that it might not have sufficient revenue to make the final principal and interest payment on the Senior Notes when they became due in May 2001. After extensive meetings and negotiations with certain of the Senior Noteholders and the Indenture Trustee, those Senior Noteholders and the Indenture Trustee, with the concurrence of the Company, concluded that the best way to maximize recovery to the Senior Noteholders and preserve the Company as a going concern was to "de-leverage" the Company by converting the Senior Notes to equity. Although the long-term success of the Company remains dependent upon its ability to obtain new management contracts and gaming opportunities, the reorganization would (i) eliminate the uncertainty created by the existing debt structure; (ii) provide the Company needed flexibility for financing future operations; and (iii) provide the Company more flexibility to compete with better financed competitors.

         Accordingly, on May 15, 2000 (the "Petition Date") the Company filed a voluntary petition for reorganization of the Company under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, Case No. 00-14042 (JHW). The Company remained in possession of its property and assets and maintained and operated its business as debtor-in-possession pursuant to the provisions of the Bankruptcy Code. Additionally no trustee or receiver was appointed. The Company's two operating subsidiaries were not included in the filing.

         On September 26, 2000 the Bankruptcy Court conducted a hearing regarding Confirmation of the Plan and, on October 4, 2000, entered an order confirming the Plan. In connection with creditor approval of the Plan, 99.9770% of holders of the Senior Notes who voted approved the Plan. The Effective Date of the Plan is October 16, 2000, at which time distribution will commence.

         The following discussion of the results of operations for fiscal 2000 as compared to fiscal 1999, and fiscal 1999 as compared to fiscal 1998, is presented on a consolidated basis only.

FISCAL 2000 COMPARED TO FISCAL 1999

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                                       FISCAL             FISCAL
                                                        2000               1999
                                                        ----               ----
REVENUES:
     Native American Casino Management Fees         $ 5,196,000        $ 7,264,000
                                                    -----------        -----------
COSTS & EXPENSES
     Salaries & Related Costs                         1,116,000          1,588,000
     Native American Gaming Development Costs           999,000            566,000
     Professional Fees                                  723,000          1,274,000
     General & Administrative                           352,000            450,000
     Depreciation & Amortization                      1,678,000          2,238,000
     Write-down of Excess Reorganization Value        2,307,000                 --
                                                    -----------        -----------
   TOTAL COSTS & EXPENSES                             7,175,000          6,116,000
                                                    -----------        -----------
INCOME (LOSS) FROM OPERATIONS                        (1,979,000)         1,148,000


OTHER INCOME (EXPENSE)
       Muckleshoot Settlement, Net                           --          2,285,000
       Interest Income                                  738,000            487,000
       Other Income                                          --             40,000
       Interest Expense                              (2,407,000)        (2,700,000)
                                                    -----------        -----------
   TOTAL OTHER INCOME (EXPENSE)                      (1,669,000)           112,000
                                                    -----------        -----------
REORGANIZATION ITEMS                                     64,000                 --
                                                    -----------        -----------
INCOME (LOSS) BEFORE INCOME TAX                      (3,712,000)         1,260,000
                                                    -----------        -----------
INCOME TAX EXPENSE (BENEFIT)                         (1,117,000)           418,000
                                                    -----------        -----------

NET INCOME (LOSS)                                   $(2,595,000)       $   842,000
                                                    ===========        ===========

Loss From Operations

         Loss from operations for the year ended June 30, 2000 was $1,979,000, compared to income of $1,148,000 for the year ended June 30, 1999, a decrease of $3,127,000 or 272.4%. This decrease in income from operations is due to (i) a one-time write down of excess reorganization value of $2,307,000, (ii) a decrease in revenues of $2,068,000, and (iii) an increase in Native American gaming development costs of $433,000, offset by (i) a decrease in salaries and related costs of $472,000, (ii) a decrease in professional fees of $551,000, and
(iii) a decrease in general and administrative expenses of $98,000.

Revenues

         Revenues for the year ended June 30, 2000 and 1999 are summarized as follows:

                                      FISCAL YEAR   FISCAL YEAR
                                         ENDED         ENDED
FACILITY                                6/30/00       6/30/99      VARIANCE $   VARIANCE %
                                        -------       -------      ----------   ----------
Tonto Apache Management Fees          1,932,000      2,335,000       (403,000)    (17.2%)
Umatilla Management Fees              3,176,000      4,929,000     (1,753,000)    (35.6%)
Pueblo of Laguna                         88,000             --         88,000        N/A
                                     ----------     ----------    -----------     ------
Total Revenues                       $5,196,000     $7,264,000    $(2,068,000)    (28.5%)
                                     ----------     ----------    -----------     ------

         Total revenues for fiscal year 2000, consisting of management fees from the Company's managed gaming facilities, was $5,196,000, a decrease of $2,068,000 or 28.5% from the year ended June 30, 1999. The decrease in management fees is due primarily to the combination of two factors, (i) a decrease in revenues from the Umatilla and Tonto Apache Casinos due to the termination of their management contracts in February 2000 and March 2000, respectively, and (ii) revenues from the Pueblo of Laguna Casino of $88,000 following commencement of operations in February 2000.

Costs and Expenses

         Salaries and related costs decreased approximately $472,000, or 29.7% in fiscal 2000 as compared to fiscal 1999. This decrease is primarily attributable to management's efforts to increase efficiency, streamline operations and reduce costs including (i) a reduction in highly compensated employees, (ii) a reduction in staff, and (iii) a reduction in taxes and benefit payments incurred in conjunction with the aforementioned highly compensated employees and staff.

         Native American Development costs increased $433,000, or 76.5% from $566,000 in fiscal 1999 to $999,000 in fiscal 2000. The increase in Native American development costs was due to the write off of start-up expenses associated with the opening of the Dancing Eagle Casino on February 12, 2000.

         Professional fees decreased $551,000, or 43.2% in fiscal 2000, decreasing from approximately $1.27 million in fiscal 1999 to $723,000 in fiscal 2000. The overall decrease in legal expenses is primarily attributable to three factors, (i) the finalization of the Second Amended Indenture in fiscal 1999,
(ii) the finalization of the Muckleshoot settlement in fiscal 1999, and (iii) management's continuing efforts to reduce legal costs in all categories.

         General and Administrative expenses decreased approximately $98,000, from approximately $450,000 in fiscal 1999 to $352,000 in fiscal 2000. This 21.8% decrease is due to reduced expenses associated with the streamlining of the Company's operations and new management's cost-effective philosophy.

         Depreciation and amortization decreased approximately $560,000 in fiscal 2000, a 25.0% decrease from $2,238,000 in fiscal 1999. The decrease in depreciation and amortization expense is primarily due to (i) the write-off of the Muckleshoot deferred charges in fiscal 1999, and (ii) the expiration of the management contracts with the Umatilla and Tonto Apache tribes in fiscal 2000 resulting in lesser amortization of deferred charges in fiscal 2000.

         The item Write-down of Excess Reorganization Value of $$2,307,000 represents the write-down of the balance of the Company's Excess Reorganization Value which resulted from its emergence from Chapter 11 bankruptcy filing in May 1997. On June 30, 1998, the Company recorded a non-cash impairment loss of $1,300,000 related to the write-down. The Company had experienced an operating loss and an operating cash flow loss for the year ended June 30, 1998. In addition, due to recent developments relating to the Company's Narragansett gaming project in Rhode Island, management has determined that this project has a lesser probability of becoming operational. As a result of these circumstances, the projected future cash flows of the Company were less than the carrying value of the asset; therefore, an impairment loss was recognized. This asset was written down to its estimated fair value based on the discounted cash flows projected through May, 2001, the end of the asset's estimated life. In May 2000, this asset was written down to zero due to the Chapter 11 bankruptcy filing on May 15, 2000 (see note [3] to the Company's audited consolidated financial statements contained herein).

Other Income and Expense Items

         The other income line item, Muckleshoot Settlement - Net for $2,285,000 at June 30, 1999, represents the net gain to the Company for fiscal year 1999, associated with the Muckleshoot settlement (see note [4] to the Company's audited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the Company as of June 30, 1998, less the unamortized balance of the deferred asset Investment in Muckleshoot Agreement, of approximately $815,000.

         Interest Income increased 51.5% from $487,000 in fiscal 1999 to $738,000 in fiscal 2000. The increase in interest income is the collective result of four factors, (i) an increase in average idle interest-bearing cash, cash equivalents and restricted funds outstanding during fiscal year 2000, which increased interest income, and (ii) greater interest income from Native American loans and Native American capital leases due to the commencement of operations at the Dancing Eagle Casino, (iii) the recognition of interest income from state tax refunds due from Oregon, California, and Arizona for amended returns filed for years 1995, 1996, 1997, and 1998, and (iv) a reduction of interest income from Native American loans for the year due to the receipt of the final payment in April 2000 from the Tonto Apache Casino loan.

         Interest expense decreased $293,000 or 10.9% from $2,700,000 reported in fiscal 1999. The decrease is due to the reduction of accrued interest on the Senior Notes released and surrendered to the Company and held in Treasury. The only interest expense bearing instrument of the Company during both fiscal years 2000 and 1999 was the Senior Notes whose principal balance of $23.1 million and whose interest rate of 12.0% have both remained unchanged. The New Senior Secured Notes are subject to compromise in the Company's May 15, 2000 Chapter 11 bankruptcy filing (see note [2] to the Company's audited Consolidated financial statements contained herein).

         Other income of $40,000 recorded in fiscal 1999 represents the receipt by the Company of a settlement payment on a gain contingency settled during the year.

         The item, Reorganization Items, represents costs incurred in fiscal 2000 due to the Company's Chapter 11 bankruptcy filing on May 15, 2000.

         The income tax benefit for fiscal year 2000 represents an estimate for state income tax refunds. During the third quarter of fiscal year 2000, various state taxing authorities approved the Company's request to file on a consolidated basis versus a separate entity basis. The filing of amended consolidated returns for the Company resulted in the utilization of net operating losses on a consolidated basis for the prior years being amended. Upon amendment of the prior year returns, the Company realized income tax refunds from Oregon, Arizona, and California in the amount of approximately $1,132,000. This amount has been recorded as an income tax receivable and an income tax benefit as of June 30, 2000. In addition, the Company is estimated to owe $15,000 in alternative minimum tax. These two amounts net to the $1,117,000 shown on the income statement. The Company does not expect to realize income tax benefits in the next fiscal year.

FISCAL 1999 COMPARED TO FISCAL 1998

         The following table sets forth certain key elements of the results of operations for the combined periods discussed above:

                                                       FISCAL             FISCAL
                                                        1999               1998
                                                        ----               ----
REVENUES:
     Native American Casino Management Fees         $ 7,264,000        $ 8,150,000
                                                    -----------        -----------
COSTS & EXPENSES
     Salaries & Related Costs                         1,588,000          3,284,000
     Native American Gaming Development Costs           566,000          2,317,000
     Professional Fees                                1,274,000          1,380,000
     General & Administrative                           450,000          1,447,000
     Depreciation & Amortization                      2,238,000          3,153,000
     Write-down of Excess Reorganization Value               --          1,300,000
                                                    -----------        -----------
   TOTAL COSTS & EXPENSES                             6,116,000         12,881,000
                                                    -----------        -----------
INCOME (LOSS) FROM OPERATIONS                         1,148,000         (4,731,000)


OTHER INCOME (EXPENSE)
       Muckleshoot Settlement, Net                    2,285,000                 --
       Interest Income                                  487,000            798,000
       Other Income                                      40,000                 --
       Interest Expense                              (2,700,000)        (2,885,000)
                                                    -----------        -----------
   TOTAL OTHER INCOME (EXPENSE)                         112,000         (2,087,000)
                                                    -----------        -----------
INCOME (LOSS) BEFORE INCOME TAX                       1,260,000         (6,818,000)
                                                    -----------        -----------
INCOME TAXES                                            418,000            336,000
                                                    -----------        -----------

NET INCOME (LOSS)                                   $   842,000        $(7,154,000)
                                                    ===========        ===========

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


Revenues

         Revenues for the year ended June 30, 1999 and 1998 are summarized as follows:

                                        FISCAL YEAR     FISCAL YEAR
                                           ENDED           ENDED
FACILITY                                  6/30/99         6/30/98        VARIANCE $      VARIANCE %
                                          -------         -------        ----------      ----------
Muckleshoot Casino Management Fees             --       $1,120,000      $(1,120,000)       (100.0%)
Tonto Apache Management Fees            2,335,000        2,275,000           60,000           2.6%
Umatilla Management Fees                4,929,000        4,755,000          174,000           3.7%
                                       ----------       ----------      -----------        -------
Total Revenues                         $7,264,000       $8,150,000      $  (886,000)        (10.9%)
                                       ----------       ----------      -----------        -------

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

         On June 30, 1998, the Company recorded a non-cash impairment loss of $1.3 million related to the write-down of the Company's excess reorganization value in accordance with Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The excess reorganization value was written down to its estimated fair market value based on the Company's discounted operating cash flows anticipated to be earned through May 2001, the end of the asset's estimated life. The remaining net unamortized value of the excess reorganization value will be amortized over the remaining 35 months of the assets' useful life (see footnote [3] to the Company's audited consolidated financial statements contained herein).

Other Income and Expense Items

         The other income line item, Muckleshoot Settlement - Net for $2,285,000, represents the net gain to the Company for fiscal year 1999, associated with the Muckleshoot settlement (see note [3] to the Company's audited consolidated financial statements contained herein). The balance represents the net of the $3.3 million settlement, less a $200,000 receivable balance due the company as of June 30, 1998, less the unamortized balance of the deferred asset Investment in Muckleshoot Agreement, of approximately $815,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information appears in a separate section of this Annual Report on Form 10-K for the fiscal year ended June 30, 2000 following Part IV.

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

         On January 28, 2000, the Company was notified that McGladrey & Pullen, LLP, had acquired the attest assets of the Company's independent auditors, Toback CPAs, P.C., and that Toback CPAs would no longer be the auditor for the Company. McGladrey & Pullen, LLP was appointed as the Company's new auditor.

                                    PART III

                                   MANAGEMENT

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The directors and executive officers of the Company are as follows:

         Name                        Age    Position                                                 Class
         Charles B. Brewer           52     Chairman                                                 Class A

         Michael W. Barozzi          52     President and Chief Operating Officer and Director       Common

         Col. Clinton L. Pagano      72     Director                                                 Common
         (Retired)

         William S. Papazian         38     Executive Vice President and Director                    Common

         All terms of these directors will expire at the next Annual Meeting of Shareholders.

-----------------------------

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

         Michael W. Barozzi was appointed President and Chief Operating Officer and a member of the Board of Directors on August 24, 1998. From November 1997 to August 1998, and from April 1993 to September 1995, Mr. Barozzi served as Senior Vice President of Operations of the Company. Mr. Barozzi served as an outside gaming consultant to the Company from September 1995 until December 1997. From August 1989 to July 1992 Mr. Barozzi was Casino Manager of the Trump Taj Mahal Casino in Atlantic City, New Jersey. From March 1986 to January 1988 Mr. Barozzi was Vice President and General Manager of the Aruba Concorde Hotel and Casino in Aruba, Netherlands Antilles. Mr. Barozzi's career in the gaming industry spans 30 years and he has, in addition to the above, worked in Las Vegas, Nevada and in Monte Carlo, Monaco. Mr. Barozzi has expertise in casino operations and development.

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

         William S. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994, became Senior Vice President and General Counsel on June 17, 1995 and was appointed Corporate Secretary on September 5, 1995. Mr. Papazian became a member of the Board of Directors on March 19, 1997 and Executive Vice President on August 24, 1998. From July 1992 through May 1994, Mr. Papazian represented the Company in a wide variety of matters as an attorney with the firm of Mason, Briody, Gallagher & Taylor in Princeton, New Jersey. From February 1990 through June 1992, Mr. Papazian served as Associate General Counsel to Mercy Medical Center in New York, New York. From November 1986 through February 1990, Mr. Papazian practiced corporate law with the firm of Farrell, Fritz, Caemmerer, Cleary, Barnosky & Armentano in Uniondale, New York. Mr. Papazian has been practicing corporate and regulatory law since 1986, and is admitted to the bar in the States of New Jersey, California, New York and Pennsylvania. Mr. Papazian has an expertise in gaming and regulatory law, and is a recognized expert in Native American gaming. From February 2000 to present Mr. Papazian has served as an outside noncompensated director to the Maricopa Advisory Council on Developmental Disabilities, a not-for-profit corporation providing advocacy services to developmentally disabled individuals and their families.

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

         Based solely on the Company's review of the copies of such forms it has received, and written representations from certain reporting persons that they were not required to file Form 5 for specified fiscal years, the Company believes that all of its officers, directors and greater than ten percent (10%) beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation to, earned by, or paid to the Company's chief executive officer, all executive officers and all Board directors of the Company. Set forth below is such information with respect to the Company and all of its subsidiaries.


                          SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        SECURITIES
NAME AND        FISCAL                                      OTHER       RESTRICTED      UNDERLYING        LONG            ALL
PRINCIPAL         YEAR                                     ANNUAL            STOCK      OPTIONS/SARS       TERM           OTHER
POSITION         ENDED       SALARY          BONUS   COMPENSATION           AWARDS(7)   GRANTED(8)(9)    PAYOUTS      COMPENSATION
-----------------------------------------------------------------------------------------------------------------------------------
Michael       06/30/00     275,000(16)      50,000           0(12)             0               0            0         9,945(13)
Barozzi (1)   06/30/99     291,667(16)           0           0(12)             0(7)            0            0        10,320(13)
President     06/30/98     200,000               0     $91,667(10/15)          0(7)            0            0         1,152(13)
And Chief
Operating
Officer
-----------------------------------------------------------------------------------------------------------------------------------
William S.    06/30/00     275,000(16)      50,000           0(12)             0               0           0          7,303(13)
Papazian (2)  06/30/99     291,667(16)           0           0(12)             0(7)            0           0          8,825(13)
Executive     06/30/98     304,167               0      41,661(10/15)          0(7)            0           0        169,481(11/13)
Vice
President,
Secretary
and
Director
------------------------------------------------------------------------------------------------------------------------------------
Charles B.    06/30/00      75,000               0            0                0               0           0              0
Brewer (3)    06/30/99      75,000               0            0                0               0           0              0
Chairman      06/30/98           0               0            0                0               0           0              0
of the
Board
------------------------------------------------------------------------------------------------------------------------------------
Clinton L.    06/30/00      75,000               0           0                 0               0           0         10,049(14)
Pagano(4)     06/30/99      87,500               0           0                 0               0           0         10,877(14)
Executive     06/30/98     129,167               0      37,500(10/15)          0               0           0         12,540(14)
Vice
President
and
Director
------------------------------------------------------------------------------------------------------------------------------------
Bradley A.    06/30/00           0               0           0                 0               0           0              0
Denton (5)    06/30/99      70,833               0           0                 0               0           0              0
Vice          06/30/98      32,513               0           0                 0               0           0              0
President
and Chief
Financial
Officer
------------------------------------------------------------------------------------------------------------------------------------
Edward M.     06/30/00           0               0           0                 0               0           0              0
Tracy (6)     06/30/99     345,833               0           0                 0               0           0          5,319(13)
Chairman and  06/30/98     585,417               0     131,667(10/15)          0               0           0        323,707(13/17)
Chief
Executive
Officer
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Barozzi was appointed Senior Vice President of Operations of the Company on November 1997 and President and Chief Operating Officer of the Company on August 24, 1998. As such, he functions as the Company's Chief Executive Officer. Prior to his appointment in November 1997, Mr. Barozzi was a consultant to the Company pursuant to which he was paid $50,000 in Fiscal year 1998.

(2) Mr. Papazian was appointed Vice President and General Counsel of the Company on May 23, 1994; Senior Vice President and General Counsel on June 17, 1995; and Secretary on September 5, 1995. He became Senior Vice President and a member of the Board of Directors on March 19, 1997 and Executive Vice President on August 24, 1998.

(3) Mr. Brewer was appointed Chairman of the Board of Directors on August 24, 1998. Mr. Brewer receives a Director's fee as an outside director at a rate of $75,000 per annum. Directors are also reimbursed for their expenses in connection with their attendance at each Board meeting or otherwise incurred in performance of their duties as Directors.

(4) Mr. Pagano was appointed Executive Vice President of Compliance and a member of the Board of Directors of the Company on October 17, 1993. Mr. Pagano resigned as Executive Vice President of Compliance on January 1, 1999, but remains on the Board of Directors of the Company as an outside director. Mr. Pagano receives a Director's fee as an outside director at a rate of $60,000 per annum. Directors are also reimbursed for their expenses in connection with their attendance at each Board meeting or otherwise incurred in performance of their duties as Directors. Mr. Pagano's term of directorship shall expire on December 31, 2000.

(5) Mr. Denton was appointed Vice President and Chief Financial Officer of the Company on April 1, 1998. Mr. Denton resigned as Vice President and Chief Financial Officer on November 13, 1998.

(6) Mr. Tracy was appointed President and Chief Operating Officer of the Company on January 7, 1993. Mr. Tracy was appointed Chief Executive Officer of the Company on May 30, 1995, and became Chairman of the Board of Directors on March 19, 1997. Mr. Tracy resigned as an officer and director of the Company on August 24, 1998.

(7) The total value recorded by the Company for the initial installments of the stock grants was $13,000. Pursuant to the 1996 Reorganization Mr. Barozzi and Mr. Papazian were each awarded 100,000 shares of common stock. These shares vested over a 3 year period beginning May 1997. The shares were fully vested May 1999. These shares were cancelled in connection with the Plan.

(8) Pursuant to the Stock Option Plan, ten percent (10%) of the Company's issued and outstanding stock had been reserved for issuance to management as incentive stock options. The Board of Directors did not issue any options pursuant to the Stock Option Plan, and the Stock Option Plan was cancelled in connection with the Plan.

(9) All stock options of past and present management were cancelled in connection with the Prior Plan.

(10) Vacation paid in lieu of time off.

(11) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Papazian was loaned $83,333 as an advance against the confirmation award. Mr. Papazian was subsequently paid $161,957, the net proceeds of which were used to repay the loan. Also includes certain relocation expenses.

(12) Pursuant to the 1996 Reorganization, the Company placed $125,000 in principal amount of Senior Notes ("Incentive Notes") in the name of employee to be held in escrow and not vested as to principal until May 15, 2000. Pursuant to employee's employment agreement, if employee voluntarily resigned or was terminated for cause prior to May 15, 2000, the Incentive Notes would not vest and would be deemed forfeited. All regular interest payments (May 15 and November 15) on the Incentive Notes were deemed earned by employee when paid. The Incentive Notes are subject to compromise, and will receive a pro rata distribution with other Senior Notes in connection with the Plan. Compensation expense was recognized when the Senior Notes were granted.

(13) Automobile lease and term group life insurance.

(14) Miscellaneous fringe benefits paid relating to automobile allowance and medical insurance.

(15) Retroactive payroll per the terms of prior employment agreement.

(16) As reflected in the Summary Compensation Table for fiscal year ended 6/30/99, Mr. Barozzi and Mr. Papazian each took a $50,000 voluntary reduction in base salary to $275,000 in September 1998.

(17) As part of the confirmation award pursuant to the Plan of Reorganization, Mr. Tracy was loaned $166,667 as an advance against the confirmation award. Mr. Tracy was subsequently paid $320,313, the net proceeds of which were used to repay the loan. Additionally, pursuant to the Plan of Reorganization Mr. Tracy was designated to receive $366,667 in New Senior Secured Notes. Mr. Tracy released the Company of this obligation in connection with his resignation from the Company in August 1998.

Option/SAR Grants in the Fiscal Year Ended June 30, 2000

         In the fiscal year ended June 30, 2000, no stock options or SARs were granted to any of the Company's executive officers named in the Summary Compensation Table. The Company's 1997 Stock Option Plan was cancelled in connection with the Plan.

Aggregated Option/SAR Exercises in Fiscal Year Ended June 30, 2000, and June 30, 2000 Option/SAR Values

         In the fiscal year ended June 30, 2000 no stock options or SARs were exercised by any of the Company's executive officers named in the Summary Compensation Table and no stock options or SARs were held as of June 30, 2000 by any of such named executive officers. All of the Company's issued and outstanding stock options were cancelled in connection with the Plan and there were no stock options issued and outstanding as of June 30, 2000.

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

Compensation of Directors

         Chairman Charles B. Brewer is entitled to Director's fees as an outside director at a rate of $75,000 per annum commencing September 1, 1998. Col. Pagano received Director's fees at the rate of $90,000 for the period January 1, 1999 through December 31, 1999 and $60,000 for the period January 1, 2000 through December 31, 2000. Directors are also reimbursed for their expenses in connection with their attendance at each Board meeting or otherwise incurred in performance of their duties as Directors.

         Michael W. Barozzi and William S. Papazian are Directors of the Company and also employees of the Company, and are compensated as employees under the terms of employment agreements discussed in this report and described in the Summary Compensation Table hereinabove.

Employment Contracts, Termination of Employment and Change-In-Control
Arrangements

         The Company entered into employment agreements with Michael W. Barozzi, the Company's President and Chief Operating Officer, and William S. Papazian, the Company's Executive Vice President, in December 1998, which provide for, among other things, a rolling term of one (1) year. Mr. Barozzi's and Mr. Papazian's annual salary are each currently $275,000. Mr. Barozzi's and Mr. Papazian's employment agreements each have change in control provisions which provide that upon a Change in Control (as defined in such agreements), employee may terminate his employment for Good Reason which is defined to mean any of the following: (i) assignment of duties materially inconsistent with employee's position, (ii) diminution in employee's position, duties, responsibilities or status, (iii) change in title or reporting responsibilities, (iv) any removal of employee or failure to reelect employee to his position, (v) a reduction in employee's base salary or failure to increase employee's base salary under certain circumstances, (vi) failure by the Company to continue any benefit plan or fringe benefit or materially adversely affect employee's participation in such benefit plan or fringe benefit and failure of the Company to abide by material terms of the agreement. Upon termination by employee for Good Reason, employee shall be entitled to (i) base salary through the date of termination and (ii) severance pay equal to employee's base salary in effect for one year, in 24 equal semi-monthly payments on the 15th and last day of each month. The Company assumed the employment agreements of Messrs. Barozzi and Papazian in connection with the Plan.

Repricing of Stock Options

         There have been no repricing of stock options in the fiscal year ended June 30, 2000. There were no stock options issued and outstanding as of June 30, 2000.


Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         As of June 30, 2000 the Company's Chairman, Charles B. Brewer, served as the sole member of the Executive Compensation Committee. The Executive Compensation Committee is responsible for setting all Company policies with respect to compensation of executive officers and directors, as well as for determining changes to the compensation level of such officers and directors.

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

THE EXECUTIVE COMPENSATION PROGRAM

         Report from Board of Directors on Executive Compensation

         This report is furnished by the Board of Directors of the Company. During the fiscal year ended June 30, 2000, management of the Company spent significant time and energies implementing the Company's business strategy including developing, financing and opening the Company's Dancing Eagle Casino project in New Mexico, maintaining existing Tribal contracts following a reorganization of management, negotiating and implementing a plan of reorganization to de-leverage the Company and continuing to streamline operations and costs. The Executive Compensation Committee of the Board of Directors did not issue any reports in fiscal 2000. In March 2000, the Executive Compensation Committee issued a $50,000 bonus to Mr. Barozzi and a $50,000 bonus to Mr. Papazian in connection with the opening of the Dancing Eagle Casino in February 2000.

        Compensation paid to executive officers of the Company was determined pursuant to Employment Agreements entered into with management in December 1998. These agreements reflected, among other things, voluntary reductions in salary by management which occurred in September 1998, the issuance of 200,000 shares of stock, collectively, to management and the contingent issuance of $250,000 in New Senior Secured Notes, collectively, to management. Mr. Barozzi's and Mr. Papazian's shares of stock were cancelled in connection with the Plan. In order to provide an incentive to these individuals, in connection with the Plan the reorganized Company is distributing to each of these individuals 55,000 shares of common stock (representing 2.5% of the issued and outstanding stock of the Company) which shares vest as follows: (i) one third will vest immediately on the Effective Date, (ii) one third will vest on the first anniversary of the Effective Date; and (iii) the final one third will vest on the second anniversary of the Effective Date. All unvested shares and dividends accrued thereon, shall be placed in escrow for their respective owners. If such owner voluntarily leaves his employment for any reason or is terminated with cause prior to the vesting date, then such owner shall lose all accumulated rights to such unvested stock and accrued dividends. If the Reorganized Company or any of its subsidiaries is sold, the stock shall vest immediately upon closing of the sale. The Company currently maintains no formal executive compensation program other than as outlined herein.

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

         The graph assumes $100 was invested on June 30, 1992 in shares of Common Stock and stocks comprising the S&P 500 Index and the peer group. (As the Company's stock was de-listed effective June 25, 1997 from the NASDAQ OTC Bulletin Board due to a lack of market makers for the Company's common stock, data for the fiscal years ended June 30, 1998, June 30, 1999 and June 30, 2000 are excluded from the chart.)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the New Common Stock as of June 30, 2000: (i) by each person who was known by the Company to be a beneficial owner of more than five percent (5%) of the New Common Stock; (ii) by all directors and nominees; (iii) by each of the named executive officers of the Company (as that term is defined in Item 402(a)(3) of Regulation S-K); and (iv) by all directors and executive officers of the Company as a group. Percentage of class is calculated on the basis of 1,999,745 as of June 30, 2000 except that shares underlying options currently vested and options exercisable within 60 days are deemed to be outstanding for purposes of calculating the beneficial ownership of securities owned by the holder of such options. Pursuant to the Prior Plan, the Company issued 1,999,745 shares of New Common Stock.

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

-------------

(1) Address of each beneficial owner named in this table, unless otherwise indicated c/o Capital Gaming International, Inc., 3030 East Camelback Road, Suite 295, Phoenix, Arizona 85016.

(2) New Common Stock

(3) Class A Common Stock. Held in Voting Trust with Charles B. Brewer as Voting Trustee. Pursuant to the Voting Trust Agreement, Mr. Brewer retains sole voting rights over these shares but is not the beneficial owner of these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related party transactions in the fiscal year ended June 30, 2000.

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

         10.95 Common Stock Purchase Warrant by and between the Registrant and Ladenberg, Thalmann & Co. Inc. dated July 22, 1993. (6)

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

         10.177 Employment Agreement dated as of December 1, 1998 between Registrant and Michael W. Barozzi

         10.178 Letter Agreement dated January 8, 1999 between Registrant and Michael W. Barozzi

         10.179 Employment Agreement dated as of December 1, 1998 between Registrant and William S. Papazian

         10.180 Letter Agreement dated as of January 8, 1999 between Registrant and William S. Papazian

         10.181 First Amended Plan of Reorganization of Registrant Jointly Proposed by the Registrant and U.S. Bank Trust National Association, as Indenture Trustee, dated as of August 4, 2000 #

         10.182 Third Amended and Restated Certificate of Incorporation of Registrant #

         10.183   Third Amended and Restated By-Laws of Registrant#

         12.0     Computation of Ratio of Earnings to Fixed Charges #

         23.1     Consent of McGladrey & Pullen, LLP #

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

         Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 1998.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999.

         Current Report on Form 8-K/A filed with the Securities and Exchange Commission on August 25, 1999.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on February 7, 2000.

         Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2000.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAPITAL GAMING INTERNATIONAL, INC.

Dated: October 13, 2000            By: /s/ Michael W. Barozzi
                                       -----------------------------------------
                                       Michael W. Barozzi, President and Chief
                                       Operating Officer
                                       (Authorized Representative)

Dated: October 13, 2000            By: /s/ William S. Papazian
                                       -----------------------------------------
                                       William S. Papazian, Executive Vice
                                       President and Secretary
                                       (Authorized Representative)

Dated: October 13, 2000            By: /s/ James McDermott
                                       -----------------------------------------
                                       James McDermott
                                       (Principal Accounting Officer)

                      CAPITAL GAMING INTERNATIONAL, INC.,
                              DEBTOR-IN-POSSESSION
                                AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORTS

                                  JUNE 30, 2000

                                    CONTENTS

-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORTS                                         F1 - F3

FINANCIAL STATEMENTS

    Consolidated balance sheets                                            F4
    Consolidated statements of operations                                  F5
    Consolidated statements of changes in stockholders' deficit            F6
    Consolidated statements of cash flows                           F7 and F8
    Notes to consolidated financial statements                       F9 - F27

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Capital Gaming International, Inc.
Debtor-in-Possession, and Subsidiaries
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of Capital Gaming International, Inc., Debtor-in-Possession, and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Gaming International, Inc., Debtor-in-Possession, and Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. On May 15, 2000, the Company filed a pre-negotiated plan of reorganization under Chapter 11 of the federal bankruptcy laws. The accompanying financial statements do not give effect to the possible adjustments which would result from the confirmation of the plan of reorganization. Management's plans in regard to these matters are described in Notes 2 and 19 to the financial statements.

/s/ McGladrey & Pullen, LLP

Phoenix, Arizona
August 30, 2000, except for Footnote 2 as to which the date is October 4, 2000

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


                                        /s/ Toback CPAs, P.C.


TOBACK CPAs, P.C.
Phoenix, Arizona
September 27, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Capital Gaming International, Inc.
  Phoenix, Arizona


     We have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of Capital Gaming International, Inc. and its subsidiaries for the fiscal year ended June 30, 1998. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Capital Gaming International, Inc. and its subsidiaries for the fiscal year ended June 30, 1998, in conformity with generally accepted accounting principles.



                                        Moore Stephens, P.C.

                                        MOORE STEPHENS, P. C.
                                        Certified Public Accountants

Cranford, New Jersey
August 7, 1998

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2000 and 1999
(ROUNDED TO NEAREST 000'S)

ASSETS                                                                         2000           1999
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
  Cash and cash equivalents                                             $  2,352,000   $  4,440,000
  Restricted funds (Note 6)                                                9,497,000      3,977,000
  Interest receivable                                                        172,000         24,000
  Native American management fees and expenses receivable (Note 4)                -        647,000
  Current portion of Native American loans receivable (Notes 9 and 16)       627,000      1,441,000
  Muckleshoot settlement receivable (Note 4)                                       -      1,150,000
  Prepaid expenses and other current assets                                  296,000              -
  Income taxes receivable                                                    780,000        215,000
  Current portion of direct financing leases (Note 7)                        101,000              -
                                                                       ----------------------------
     Total current assets                                                 13,825,000     11,894,000
                                                                       ----------------------------

Furniture, fixtures and equipment, net (Note 10)                               5,000         14,000
Excess reorganization value, net (Note 3)                                          -      3,790,000
Other assets:
  Native American loans receivable, net of current portion (Note 9)          927,000              -
  Investment in Native American management agreements, net (Note 11)               -        162,000
  Deferred charges (Note 12)                                                       -      1,369,000
  Direct financing leases, net of current portion (Note 7)                   584,000              -
                                                                       ----------------------------
     Total other assets                                                    1,516,000      1,531,000
                                                                       ----------------------------
                                                                       $  15,341,000   $ 17,229,000
                                                                       ============================
LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------
LIABILITIES NOT SUBJECT TO COMPROMISE:

CURRENT LIABILITIES
  Current portion of 12% senior secured notes payable (Note 3)         $          -    $ 4,560,000
  Accounts payable and accrued expenses                                     112,000        711,000
  Accrued interest                                                                -        292,000
  State income taxes payable                                                      -        257,000
  Federal income taxes payable                                                    -         70,000
  Due to related party (Note 13)                                              9,000         62,000
                                                                      ----------------------------
     Total current liabilities                                              121,000      5,952,000

LONG-TERM DEBT
  12% senior secured notes payable, less current portion (Note 3)                 -     18,240,000
                                                                      ----------------------------
     Total liabilities                                                      121,000     24,192,000
                                                                      ----------------------------
LIABILITIES SUBJECT TO COMPROMISE (Note 2)                               24,778,000              -
                                                                      ----------------------------
COMMITMENTS (Notes 14 and 19)

STOCKHOLDERS' DEFICIT
  Common stock, no par value, authorized 5,000,000 shares;
     issued and outstanding 1,999,745 shares at June 30,
     2000 and 1999, respectively (Note 3)                                   400,000        400,000
  Additional paid-in capital                                                300,000        300,000
  Accumulated deficit                                                   (10,258,000)    (7,663,000)
                                                                      ----------------------------
     Total stockholders' deficit                                         (9,558,000)    (6,963,000)
                                                                      ----------------------------
                                                                      $  15,341,000    $17,229,000
                                                                      ============================

See Notes to Consolidated Financial Statements.

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30, 2000, 1999 and 1998
(ROUNDED TO NEAREST 000'S EXCEPT FOR NUMBER OF SHARES AND PER SHARE DATA)

                                                        Year ended     Year ended     Year ended
                                                     June 30, 2000  June 30, 1999  June 30, 1998
                                                     -------------  -------------  -------------
Revenues:
  Native American casino management fees
     (Notes 4 and 16)                                $  5,196,000     $ 7,264,000   $ 8,150,000
Costs and expenses:
  Salaries and related costs                            1,116,000       1,588,000     3,284,000
  Native American gaming development costs                999,000         566,000     2,317,000
  Professional fees                                       723,000       1,274,000     1,380,000
  General and administrative                              352,000         450,000     1,447,000
  Depreciation and amortization                         1,678,000       2,238,000     3,153,000
  Write-down of excess reorganization value (Note 3)    2,307,000               -     1,300,000
                                                     ------------   -------------  ------------
     Total costs and expenses                           7,175,000       6,116,000    12,881,000
                                                     ------------   -------------  ------------
Income (loss) from operations                          (1,979,000)      1,148,000    (4,731,000)
                                                     ------------   -------------  ------------
Other income (expense):
  Muckleshoot settlement, net (Note 4)                          -       2,285,000             -
  Interest income                                         738,000         487,000       798,000
  Other income                                                  -          40,000             -
  Interest expense (Not including $326,000
      as a result of 2000 reorganization) (Note 2)     (2,407,000)     (2,700,000)   (2,885,000)
                                                     ------------   -------------  ------------
                                                       (1,619,000)        112,000    (2,087,000)
                                                     ------------   -------------  ------------
Income (loss) before reorganization items              (3,648,000)      1,260,000    (6,818,000)
Reorganization items:
  Professional fees (Note 2)                               64,000               -             -
                                                     ------------   -------------  ------------
Income (loss) before income taxes                      (3,712,000)      1,260,000    (6,818,000)
Income taxes (Note 8)                                  (1,117,000)        418,000       336,000
                                                    -------------   -------------  ------------
Net income (loss)                                     $(2,595,000)    $   842,000   $(7,154,000)
                                                    =============   =============  ============
Basic and dilutive income (loss) per share            $     (1.30)    $       .43   $     (3.82)
                                                    =============   =============  ============
Weighted average basic and dilutive common
  and equivalent shares outstanding                     1,999,745       1,939,178     1,872,694
                                                   ==============   =============  ============

See Notes to Consolidated Financial Statements.

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended June 30, 2000, 1999 and 1998
(ROUNDED TO NEAREST 000'S EXCEPT FOR NUMBER OF SHARES)

                                                                      Additional
                                                Common stock             paid-in        Accumulated
                                            Shares         Amount        capital            deficit
                                       ------------------------------------------------------------
Balance, June 30, 1997                    1,866,667    $   400,000    $        -     $  (1,351,000)

Stock grants to officers and 0
directors (Note 3)                           66,666              -             -                 -

Net loss                                          -              -             -        (7,154,000)
                                        -----------    -----------   ------------     ------------

Balance, June 30, 1998                    1,933,333       400,000              -        (8,505,000)

Treasury bonds (Note 3)                           -             -        300,000                 -

Stock grants to officers and
directors (Note 3)                           66,412             -              -                 -

Net income                                        -             -              -           842,000
                                        -----------    -----------   ------------     ------------

Balance, June 30, 1999                    1,999,745       400,000        300,000        (7,663,000)

Net loss                                          -             -              -        (2,595,000)
                                        -----------    -----------   ------------     -------------

Balance, June 30, 2000                    1,999,745    $   400,000   $   300,000      $(10,258,000)
                                        ===========    ===========   ============     =============

See Notes to Consolidated Financial Statements.

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2000, 1999 and 1998
(ROUNDED TO NEAREST 000'S)

                                                         Year ended     Year ended     Year ended
                                                      June 30, 2000  June 30, 1999  June 30, 1998
                                                      -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $  (2,595,000)   $  842,000   $ (7,154,000)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                        1,678,000     2,238,000      3,153,000
     Write-off of loan receivable                            38,000             -              -
     Write-off of deferred charges                          785,000             -              -
     Muckleshoot settlement, gross                                -    (3,300,000)             -
     Payments on Muckleshoot settlement                   1,150,000     2,150,000              -
     Write-off of investment in Muckleshoot
        management agreement                                      -       815,000              -
     Increase in related party payable                       14,000        62,000              -
     Reorganization adjustments                                   -             -       (426,000)
     Write-down of excess reorganization value            2,307,000             -      1,300,000
     Changes in assets and liabilities:
        Interest receivable                                (148,000)        5,000         43,000
        Native American management fees and
          expenses receivable                               647,000        62,000         62,000
        Prepaid expenses and other current assets           (81,000)       17,000        185,000
        Income tax receivable                              (780,000)            -              -
        Notes receivable, other                                   -             -        100,000
        Officer loans                                             -             -        250,000
        Accounts payable and accrued expenses               (74,000)     (522,000)    (1,481,000)
        Accrued interest                                  1,094,000       (54,000)        95,000
        Federal income taxes payable                       (257,000)       70,000              -
        State income taxes payable                          (70,000)      110,000        147,000
                                                      -------------------------------------------
          Net cash provided by (used in)
             operating activities                         3,708,000     2,495,000     (3,726,000)
                                                      -------------------------------------------

See Notes to Consolidated Financial Statements.

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended June 30, 2000, 1999 and 1998
(ROUNDED TO NEAREST 000'S)

                                                         Year ended     Year ended      Year ended
                                                       June 30, 2000  June 30, 1999  June 30, 1998
                                                       -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Principal payments received on Native American
     loans receivable                                       1,610,000      2,252,000     3,939,000
   Advances on Native American loans receivable            (1,201,000)             -             -
   Origination of direct financing lease                     (706,000)             -             -
   Payments received on direct financing lease                 21,000              -             -
   (Increase) decrease in restricted funds                 (5,520,000)    (3,436,000)      385,000
   Increase in deferred charges                                     -     (1,369,000)            -
   Purchase of furniture, fixtures and equipment                    -              -       (23,000)
                                                       -------------------------------------------

        Net cash (used in) provided by
           investing activities                            (5,796,000)    (2,553,000)    4,301,000
                                                       -------------------------------------------

Net (decrease) increase in cash and cash equivalents       (2,088,000)       (58,000)      575,000

Cash and cash equivalents at beginning of year              4,440,000      4,498,000     3,923,000
                                                       -------------------------------------------

Cash and cash equivalents at end of year                 $  2,352,000   $  4,440,000  $  4,498,000
                                                       ===========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
    Interest paid                                        $  1,313,000   $  2,754,000  $  2,672,000
                                                       ===========================================
    State income taxes paid, net of refunds
    of 2000 $574,000                                     $   (169,000)  $    238,000  $      2,000
                                                       ===========================================
    Federal income taxes paid                            $    114,000   $          -  $          -
                                                       ===========================================
    Professional fees paid for services rendered in
    connection with the Chapter 11 proceeding            $     64,000   $          -  $          -
                                                       ===========================================

SUPPLEMENTARY SCHEDULE OF NONCASH OPERATING AND FINANCING ACTIVITIES

During the year ended June 30, 1999, the potential right to receive $300,000 in Senior Secured Notes held by a former officer was released and surrendered to the Company as part of his resignation, thereby creating Treasury Bonds. These Treasury Bonds are owned by the Company and resulted in a decrease in Senior Secured Notes and an increase in additional paid-in capital.

During the year ended June 30, 2000, $256,000 of previously incurred deferred charges were transferred to Native American loans receivable.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CAPITAL GAMING INTERNATIONAL, INC.,
DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Company Activities and Significant Accounting Policies

Nature of business:

Capital Gaming International, Inc. and Subsidiaries (the "Company"), is a multi-jurisdictional gaming company with gaming management interests with Native American Tribes. The management of the Company's Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. The development of the Rhode Island Casino project is conducted through Capital Development Gaming Corp. ("CDGC"), a wholly-owned subsidiary of the Company.

During the year, the Company's CGMI subsidiary managed and operated three Native American gaming facilities, which CGMI had developed or expanded into Class III gaming facilities.

- Tonto Apache Tribe - Payson, Arizona (Class III facility became operational in April 1995) (management agreement terminated March 2000)
- Umatilla Tribes - Pendleton, Oregon (Class III facility became operational in March 1995) (management agreement terminated February 2000)
- Pueblo of Laguna Tribe - Casa Blanca, New Mexico (Class III facility became operational in February 2000)

The Company's CDGC subsidiary has a management and development contract with the Narragansett Tribe for the development of a Class III gaming facility in Charlestown, Rhode Island or elsewhere in the state of Rhode Island as may be permitted by law (see Note 5).

Principles of consolidation:

The accompanying consolidated financial statements of the Company include the accounts of Capital Gaming International, Inc. and its wholly-owned subsidiaries Capital Gaming Management Inc. (CGMI) and Capital Development Gaming Corp. (CDGC). Intercompany balances and transactions have been eliminated.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and overnight investments. The Company considers all highly-liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term maturity of those investments.

Reorganizations:

The Company previously filed for reorganization under Chapter 11 of the federal bankruptcy laws during 1996 and emerged from that bankruptcy during 1997 (see
Note 3). On May 15, 2000, the Company filed another petition for relief under Chapter 11 of the federal bankruptcy laws (see Note 2).

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Company Activities and Significant Accounting Policies (Continued)

Furniture, fixtures and equipment:

Furniture, fixtures and equipment are stated at cost, depreciation and amortization are computed using the straight-line method over the estimated useful life, primarily 3 to 7 years.

Revenue recognition:

The revenues recognized in these financial statements from Native American casino management fees are those of CGMI and represent management fees derived primarily from Class III (gaming) facilities. Management fees are recognized as revenue when earned based upon earnings sharing arrangements detailed in the respective management contracts with the Native American Tribes.

Excess reorganization value:

Excess reorganization value originated with the 1996 reorganization and is amortized on a straight-line basis over four years. When changes in circumstances require, management evaluates events and circumstances in order to determine whether the recorded balance has been impaired. During the year ended June 30, 2000, the balance was determined to be fully impaired and the excess reorganization value was written down to zero. (See Note 3).

Development costs:

The costs associated with developing, negotiating and securing new management agreements are expensed as incurred.

Earnings per share:

The Company is required to present basic and diluted earnings per share amount. Basic earnings per common share is computed by dividing net income by the weighted average of common shares outstanding. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per share from continuing operations. At June 30, 2000, the Company has no dilutive potential common shares outstanding.

Reorganization items:

Reorganization items consist of expenses and other costs directly related to the 2000 reorganization of the Company.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Company Activities and Significant Accounting Policies (Continued)

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

Recent accounting developments:

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

Income taxes:

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in the tax laws and rates on the date of enactment.

Derivative instruments and hedging activities:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company will adopt the new Statement effective July 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivative will either be offset against the change in fair value of the hedges assets, liabilities or firm commitment through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on the Company's earnings or financial position.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Company Activities and Significant Accounting Policies (Continued)

Segment reporting:

Statement No. 121, Disclosures About Segments of an Enterprise and Related Information, modifies the disclosure requirements for reportable segments and establishes standards in the way public businesses report information about operating segments in financial statements and interim reports issued to shareholders. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined the Company to have one reportable segment. All revenues are earned in the United States.

Note 2.   2000 Reorganization Under Chapter 11

Reorganization:

On May 15, 2000 (the "Petition Date"), Capital Gaming International, Inc., apart from its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of New Jersey (the "Court'). The petition did not involve the Company's wholly-owned subsidiaries. The Company will operate as a debtor-in-possession until October 16, 2000, the anticipated effective date of the 2000 Plan. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the court.

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

On the Petition Date, the Company filed a pre-negotiated 2000 Plan of Reorganization (together with all subsequent amendments and modifications, the "2000 Plan") and an accompanying disclosure statement together with all subsequent amendments and modifications, (the "Disclosure Statement"). The Disclosure Statement was approved by the Court on August 4, 2000.

On September 26, 2000, the Court conducted a hearing regarding confirmation of the 2000 Plan and entered an order, on October 4, 2000, confirming the 2000 Plan submitted by the Company as modified by the order. As contemplated by the 2000 Plan, on October 16, 2000 (the "Anticipated Effective Date") the Company will emerge from Chapter 11 and consummate the 2000 Plan.


As part of the Reorganization, the Company expensed $64,000 for professional fees incurred.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   2000 Reorganization Under Chapter 11 (Continued)

Liabilities subject to compromise:


Liabilities subject to compromise consisted of the following, immediately preceding the Effective Date:

         Senior Secured Notes, including
           interest of $1,386,000                               $  24,186,000
         Trade Payables and Accrued Expenses                          592,000
                                                              -----------------
                                                                $  24,778,000
                                                              =================

Interest of $326,000 from May 15, 2000 to June 30, 2000 on the Senior Secured Notes has not been accrued due to the Chapter 11 filing.

Under the Bankruptcy Plan, the Senior Secured Notes are divided into two classes: Allowed Secured Claims and Allowed Unsecured Claims. The Allowed Secured Claimants ($13,011,920) will receive the greater of $9,000,000 or the distributable cash on the Effective Date. Distributable cash is defined as all cash of the Company in excess of $2,900,000 after payment of all other Plan distributions. These claimants will also receive 2,068,000 shares of the New Class A Common Stock. The Allowed Unsecured Claimants ($11,474,080) will receive $100,000 to be divided pro rata among them. In addition, there are some smaller claims that will be paid in full through the 2000 Plan.

The holders of the old Common stock will receive 550 shares of the New Class B Common Stock. The holders of the old Class A Common Stock will receive nothing for their old Class A Common Stock as they are also noteholders and will receive cash and new stock for their notes classes as described above. In addition, the Company management will receive 132,000 shares of the New Class B Common Stock. Both classes of common stock have no par value. They both classes have voting rights; however, Class A is allowed to elect a majority of the Board of Directors.

The New Class A and New Class B Common Stock has been valued at $1.94 per share based on management's internal estimate of the fair value of the company as determined by estimated future discounted cash flows. These estimates are subject to uncertainty which could effect the estimated value of the new common stock. Any change in estimates would result in an adjustment to employee compensation and debt forgiveness as it relates to the new common stock that will be issued.

The effect of the plan of reorganization on the balance sheet as if the Plan had been confirmed and effective as of June 30, 2000, is as follows:

                                                   Preconfirmation           Debt       Reorganized
                                                     Balance Sheet      Discharge     Balance Sheet
                                                   ---------------    -----------    --------------
                                                                       (unaudited)      (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                          $   2,352,000    $  (232,000)     $  2,120,000
  Restricted funds in escrow                             9,497,000     (9,497,000)                -
  Interest receivable                                      172,000              -           172,000
  Native American Management fees and
    expenses receivable                                          -              -                 -
  Current portion-Native American & other
    loans receivable                                       627,000              -           627,000
  Prepaid expenses and other current assets                296,000              -           296,000
  Income tax receivable                                    780,000              -           780,000
  Furniture, fixtures and equipment                          5,000              -             5,000
  Excess reorganization value                                    -              -                 -
  Other assets
    Native American loans receivable                       927,000              -           927,000
    Direct financing leases                                584,000              -           584,000
                                                     -------------    -----------     -------------
      Total assets                                   $  15,341,000    $(9,729,000)    $   5,612,000
                                                     =============    ===========     =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses              $     112,000    $         -     $     112,000
  Accrued interest on secured notes                              -              -                 -
  Due to related party                                       9,000              -             9,000
  Liabilities subject to compromise                     24,778,000    (24,778,000)                -
  Common stock                                             400,000      3,869,529         4,269,529
  Additional paid-in capital                               300,000       (300,000)                -
  Unearned stock compensation                                   --       (256,080)         (256,080)
  Retained earnings (deficit)                          (10,258,000)    11,735,551         1,477,551
                                                     -------------    -----------     -------------
      Total liabilities & equity                     $  15,341,000    $(9,729,000)    $   5,612,000
                                                     =============    ===========     =============

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   1996 Reorganization Under Chapter 11

On December 23, 1996 (the "Petition Date"), Capital Gaming International, Inc., apart from its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of Camden, New Jersey (the "Court"). The petition did not involve the Company's wholly-owned subsidiaries. The Company operated as a debtor-in-possession until March 19, 1997 when its Plan (as defined below) was confirmed by the Court. As a debtor-in-possession, the Company was authorized to operate its business but could not engage in transactions outside its ordinary course of business without the approval of the Court.

On March 19, 1997, the Court conducted a hearing regarding confirmation of the Plan and entered an order confirming the Plan submitted by the Company as modified by the order. As contemplated by the Plan, on May 28, 1997 (the "Effective Date") the Company emerged from Chapter 11 and consummated the Plan.

Excess reorganization value:

In accordance with AICPA Statement of Position 90-7 "Financial reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), the Company was required to adopt fresh-start accounting on the Effective Date. In adopting fresh-start reporting, the Company, with the assistance of its financial advisors, estimated its reorganization value, which represents the fair value of the entities under reorganization, before considering liabilities. In order to accomplish this, the Company provided its financial advisors with cash flow projections for the post-reorganization operation of the Company's business under different scenarios. The scenarios, which ranged from three to eight years of post-reorganization operations, included assumptions related to the completion of the Rhode Island project and the attraction of new management agreements. Due to the uncertainty surrounding the Rhode Island project and the ability of the Company to attract and enter into new management agreements, there were significant differences in the cash flow projections under the various scenarios.

Based upon their knowledge and experience in the gaming industry generally, and their familiarity with the Company's business and description of its contracts, the financial advisors applied appropriate probability factors to each of the scenarios. The result of applying the factors to each of the scenarios produced a probability weighted cash flow projection for the Company as a whole. Due to the Company's expected NOL carryforwards, no consideration was given to the effect of federal income taxes. Further, as the Company has no significant tangible fixed assets, no consideration was given to the terminal value of the Company. A discount rate of 12% was then applied to the combined cash flow projections to determine their present value. This resulted in as estimated fair value of the Reorganized Company of approximately $23,500,000, which was approved by the Bankruptcy Court during its confirmation hearings. The excess of the reorganization value over the fair market value of the net assets, totaled approximately $9,339,000, and is being amortized over a period of four years.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   1996 Reorganization Under Chapter 11 (Continued)

Amortization expense of excess reorganization value was approximately $1,483,000, $1,977,000 and $2,432,000 as of and for the years ended June 30,
2000, June 30, 1999 and June 30, 1998, respectively.

On June 30, 1998, the Company wrote down the excess reorganization value by $1,300,000. This write down was due to the operating loss and cash flow loss for the year and due to the setbacks on the Narragansett gaming project in Rhode Island. As a result of these factors, the projected future cash flows of the Company were less than the carrying value of the asset; therefore, an impairment was recognized. In May 2000, the unamortized cost of this asset of $2,307,000 was written down to zero due to the Chapter 10 bankruptcy filing on May 15, 2000.

The recognition of these impairments were in accordance with the provisions of Statement of Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Senior secured notes:

Pursuant to the Reorganization, the Holders of the Old Senior Secured Notes, along with certain unsecured creditors and key members of management, received, on a pro rata basis, the New Senior Secured Notes having an aggregate principal amount of $23,100,000. Certain members of management received a total of $550,000 of those Senior Secured Notes which were to vest in May 2000. During the year ended June 30, 1999, an officer of the Company resigned and forfeited his rights to receive $300,000 of these Senior Secured Notes. The Company now holds these $300,000 of the New Senior Secured notes in treasury. Interest on the New Senior Secured Notes accrues at a rate of 12% per annum, and is payable semi-annually. The New Senior Secured Notes are secured by substantially all the assets of the Company, including the common stock of CGMI and CDGC. In addition, the Amended Indenture includes certain restrictive covenants. The New Senior Secured Notes are redeemable prior to maturity, in whole or part, at the election of the Company, at the redemption price of 100% of the principal amount plus accrued and unpaid interest to the redemption date.

The notes were compromised in the 2000 reorganization under Chapter 11 (see Note
2).

Per the terms of the Amended Indenture, the Company made interest payments of $1,386,000 on May 15, 1998, November 15, 1998, May 15, 1999, and November 15,
1999. The Company did not make the required May 15, 2000 interest payment.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.   1996 Reorganization Under Chapter 11 (Continued)

Capital structure after reorganization:

Pursuant to the 1996 Plan, the Predecessor Company's common stock and outstanding options were canceled on the Effective Date. The Plan also provided for the amendment and restatement of the Company's Certificate of Incorporation and bylaws. The new charter authorized 5,000,000 shares of no par value common stock. Upon the Effective Date, 1,800,000 shares of common stock were authorized for issuance on a pro rata basis to the Company's various classes of creditors. The old Class A common stock was issued to holders of the original senior notes and the old common stock was issued to holders of general unsecured claims. In addition, the Company's executive management became entitled to receive a total of 66,667 shares of common stock on the Effective Date. Also on the Effective Date, 133,333 shares were reserved to be issued to executive management pursuant to the Plan. The remaining shares were issued in May 1998 and May 1999, respectively.

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

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Native American Gaming Operations

Facility openings and summarized financial information:

On March 10, 1995, the Umatilla Tribe opened the 40,000 square foot Wildhorse Gaming Resort in Pendleton, Oregon. This facility, under management by the Company offers video slot machines, keno, blackjack, poker, off-track betting
(OTB) and high stakes bingo. The first phase of this development opened on November 5, 1994. During the years ended June 30, 2000, 1999 and 1998, the facility produced approximately $3,176,000, $4,930,000, and $4,754,000, respectively, in management fees for the Company. The Company's management agreement with the Umatilla Tribe expired March 2000.

On April 27, 1995, the Tonto Apache Tribe opened the 35,000 square foot Mazatzal Casino located approximately 70 miles north of Phoenix, Arizona. The casino features slot machines, keno, poker and high stakes bingo. The Company, as manager of the casino, collected approximately $1,932,000, $2,335,000, and $2,276,000, in management fees for the years ended June 30, 2000, 1999 and 1998, respectively. The Company's management agreement with the Tonto Apache Tribe expired February 2000.

The Muckleshoot Tribe opened the first phase of its Muckleshoot Casino on April 28, 1995, and presently offers table games, poker games, keno and OTB. The facility is located in the Seattle-Tacoma metropolitan area. The final phase of this facility opened on September 8, 1995 with gaming space of 65,000 square feet. The Company, as manager of the facility, collected approximately $1,120,000 for the year ended June 30, 1998 and did not receive any management fees for the years ended June 30, 2000 and 1999.

On January 30, 1998 the Muckleshoot Trial Gaming Commission summarily notified the Company that the Company's gaming license had been revoked based on an assertion that the Company's certification with the Washington State Gambling Commission ("WSGC") had lapsed. Additionally, on the same date the Muckleshoot Tribal Council purported to terminate the Company's management contract on similar grounds. Subsequently, the WSGC had notified the Muckleshoot Tribe that the Company remained in good standing with the WSGC and would be immediately recertified upon request of the Muckleshoot Tribe. Moreover, on April 29, 1998 the WSGC notified the Company that it had been recommended for the issuance of a gaming license.

In response to the termination of the contract, the Company commenced litigation in the U.S. District Court in the Western District of Washington at Seattle, ("U.S. District Court") which asserted, among other things, breach of contract. On July 20, 1998 the Company and its subsidiary, CGMI, and the Muckleshoot Tribe achieved an amicable resolution to the legal proceedings, which resulted in a payment to the Company of $3,300,000. At June 30, 1999, there was a $1,150,000 receivable from this settlement. During the year ended June 30, 2000, the settlement was received in full.

On February 12, 2000, the Pueblo of Laguna opened the 21,000 square foot Dancing Eagle Casino located in Casa Blanca, New Mexico. The casino offers slot machines, keno, poker, blackjack and high stakes bingo. The Company, as manager of the casino, collected approximately $88,000 in management fees for the year ended June 30, 2000. The management agreement entitles the Company to 30% of the net revenue of the gaming operations for the first three years and 20% of net revenues of the gaming operations for the remaining two years of the contract. Operations commenced in the first calendar quarter of year 2000.

At June 30, 1999, there are $647,000 in management fees receivable. There are no management fees receivable at June 30, 2000.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Rhode Island Development Project

Narragansett Contract - Native American Casino (Rhode Island):

Through CDGC, the Company entered into a seven-year management and development contract with the Narragansett Indian Tribe (the "Narragansett Contract") for the development of a Class II and Class III gaming facility in Rhode Island. As part of the Narragansett Contract, the Company has advanced funds for the development of the Rhode Island Project which will be repaid over a seven-year period commencing with opening of a facility. The Narragansett Contract was submitted to the National Indian Gaming Commission (NIGC) for approval in June 1995.

Subsequent to the original contract there have been several regulatory issues and other setbacks. As a result of the set-backs caused by the invalidation of the Compact and the application of the Chafee Rider, and other factors, there can be no assurance that any legislative, judicial or administrative efforts will be successful.

Other matters:

The Company has continued funding the on-going development costs of the Rhode Island Project, which at June 30, 2000, has totaled approximately $10.9 million consisting primarily of legal costs, environmental engineering and assessment costs, design costs and other administrative costs. At June 30, 2000, approximately $9.3 million in development costs (of the $10.9 million expended) may be recoverable by the Company only if and when a gaming facility is established by the Rhode Island Project Tribe. Repayment of the development costs will be made solely from the distributable profits of the gaming facility. These funds were expended cumulatively over the period from Spring 1993 to October 1999.

Bureau of Indian Affairs approval:

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

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Restricted Funds

Restricted funds are held by the Indenture Trustee as cash collateral (as defined in the Second Amended Indenture) for payment of the New Senior Secured Notes. Of the $9,497,000 held by the Indenture Trustee as cash collateral as of June 30, 2000, $8,906,000 is available to be disbursed to or on behalf of the Company, upon the fulfillment of certain requirements contained in the Second Amended Indenture for specific purposes which include (i) to redeem the New Senior Secured Notes or to make any sinking fund payment required by the Second Amended Indenture, (ii) to pay interest due or accrued on the New Senior Secured Notes, (iii) up to $300,000, in any calendar year, to pay any additional developmental expenses (as defined in the Second Amended Indenture), (iv) to pay any deferred budgeted expense (as defined in the Second Amended Indenture) for which the Company did not reserve funds in connection with its most recent quarterly calculation of excess cash (as defined in the Second Amended Indenture), (v) to make expenditures with respect to a qualified new project (as defined in the Second Amended Indenture) or (vi) for any use to which holders of a majority of the outstanding Senior Secured Notes has consented. The Company anticipates that some or all of the restricted funds held by the Indenture Trustee may be applied to interest and/or principal payments due on the new Senior Secured Notes and to fund new projects of the Company. These Funds will be distributed as part of the 2000 Reorganization. See Note 2.

Note 7.  Leasing Activities

The Company's leasing activities consist principally of leasing a sprung structure and furniture. Both of the leases are classified as direct financing leases. They expire in April 2005.

Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, initial direct costs (net of fees), and the estimated unguaranteed residual value of the leased equipment, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income of each lease is recognized each month at a constant periodic rate of return on the unrecovered investment.

The composition of the net investment in direct financing leases at June 30, 2000 is as follows:

    Total minimum lease payments to be received      $  916,000
    (Deduct) unearned lease income                      231,000
                                                     ----------
         Net investment in direct financing leases   $  685,000
                                                     ==========

At June 30, 2000, the minimum future lease payments due under the direct financing leases are as follows:

During the year ending June 30:
    2001                                           $ 179,000
    2002                                             179,000
    2003                                             179,000
    2004                                             179,000
    2005                                             200,000
                                                   ---------
        Total minimum future lease payments        $ 916,000
                                                   =========

Note 8.  Income Taxes

Components of income tax (benefit) expense:

                               Year ended      Year ended      Year ended
                            June 30, 2000   June 30, 1999   June 30, 1998
                            -------------   -------------   -------------
Current:
  Federal                   $      15,000   $      70,000   $          --
  State                        (1,132,000)        348,000         336,000
                            -------------   -------------   -------------
Current (benefit) expense   $  (1,117,000)  $     418,000   $     336,000
                            =============   =============   =============

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Income Taxes (Continued)

A reconciliation of income tax (expense) benefit at the federal statutory rate to the Company's effective income tax (expense) benefit is as follows:

                                                  Year ended      Year ended      Year ended
                                               June 30, 2000   June 30, 1999   June 30, 1998
                                               -------------   -------------   -------------
Federal income tax benefit (expense)
  at the statutory rate                        $   1,351,000   $   (428,000)   $   2,318,000
Amortization of excess reorganization value       (1,289,000)      (672,000)        (827,000)
Federal alternative minimum tax                      (15,000)       (70,000)              --
State tax benefit (expense), net of Federal
  tax benefit (expense)                             (112,000)      (348,000)        (336,000)
(Non) recognition of NOL carryforward                225,000      1,100,000       (1,491,000)
State income tax refunds                           1,132,000             --               --
Other                                               (175,000)            --               --
                                               -------------   -------------   -------------
Current benefit (expense)                      $   1,117,000   $   (418,000)   $    (336,000)
                                               =============   =============   =============

During the year ended June 30, 2000, the Company received approval from the States of Arizona, Oregon and California to file on a consolidated basis. As a result of this, the Company was able to amend four years of previously filed returns and receive substantial income tax refunds. These refunds were recorded as income tax benefit in the fiscal year ended June 30, 2000.

Net operating loss carryforwards ("NOLs"):

The net operating losses (NOLs) generated in prior years totaled approximately $107,000,000. The NOLs have been reduced by approximately $75,500,000 as a result of the cancellation of indebtedness that was affected by the Company's 1996 reorganization. The NOLs remaining have been reduced by the current year's taxable income of approximately $650,000. There can be no assurance that the Company will be able to utilize these NOLs due to the complex nature of the applicable tax code and the difference that may exist between management's interpretation of the code and that of the Internal Revenue Service (IRS). As a result of this risk associated with the NOLs, management has established a 100% valuation allowance to offset the associated deferred tax asset.

Upon confirmation of the 2000 Plan of Reorganization, any debt forgiveness resulting from the reorganization will reduce the net operating loss carryforwards.

As of June 30, 2000, the Company has a federal net operating loss carryforward expiring as follows:

      June 30, 2011                $  24,660,000
      June 30, 2012                    4,290,000
      June 30, 2013                    3,170,000
                                   -------------
         Total                     $  32,120,000
                                   =============

The Company has net operating loss carryforwards for state income tax purposes of approximately $53,000,000 which expire from 2002 through 2013.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Income Taxes (Continued)

The income tax effects of temporary differences that give rise to significant portions of deferred income tax assets as of June 30, 2000 and 1999 are as follows:

                                              2000               1999
                                              ----               ----
Deferred income tax assets:
Federal net operating losses          $ 10,921,000       $ 11,079,000

State net operating losses               3,899,000          7,474,000
                                      ------------       ------------
Total deferred income tax assets        14,820,000         18,553,000

Valuation allowance                    (14,820,000)       (18,553,000)
                                      ------------       ------------
Net deferred income tax assets        $         --       $         --
                                      ============       ============

The deferred tax asset valuation allowance is equal to the full amount of the gross deferred tax asset because the realization of the assets cannot be assured at this time.

Note 9.  Native American Loans Receivable

Pursuant to the Third Amended and Restated Management and Development Agreement between CGMI and the Pueblo of Laguna dated September 7, 1999, CGMI will loan approximately $1,700,000 to the Laguna Development Corporation, a wholly-owned tribal corporation ("LDC") to partially fund pre-opening and construction expenses of the Dancing Eagle Casino (the "CGMI Loans"). The CGMI Loans are subordinate to the third party construction loan of $7,200,000. As of June 30, 2000, there were two loans outstanding for approximately $1,427,000 and $127,000, with monthly payments of approximately $49,000 and $15,000 through March 2003 and 2001, respectively. The first note bears interest at prime lending rate +1% (10.5% at June 30, 2000), and the second note is interest-free.

The Company also advanced funds to the Tonto Apache Tribe for pre-opening and construction costs for the Mazatzal Casino. As of June 30, 1999, there was $1,441,000 outstanding on this loan. This loan was paid in full during the year ended June 30, 2000.

Note 10. Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist of the following as of June 30, 2000 and 1999:

                                            2000            1999
                                            ----            ----
Furniture, fixtures and equipment      $ 131,000       $ 131,000
Less accumulated depreciation           (126,000)       (117,000)
                                       ---------       ---------
                                       $   5,000       $  14,000
                                       =========       =========

Depreciation expense for the years ended June 30, 2000, 1999 and 1998, is $9,000, $9,000 and $13,000, respectively, and is included in depreciation and amortization expense.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Investment in Native American Management Agreements

The asset as of June 30, 1999 in this caption on the balance sheet represents capitalized costs and payments related to the remaining Class III management agreements with the Tonto Apache Tribe and Umatilla Tribe. The Company was amortizing such amounts over five years on the straight line method. Amortization for the years ended June 30, 1999 and 1998, was approximately $249,000, and $708,000, respectively. Accumulated amortization as of June 30, 1999 was approximately $992,000. During the year ended June 30, 2000, this asset was written off in accordance with SOP 98-5 which requires such costs to be expensed as incurred.

Note 12. Pueblo of Laguna Deferred Charges

In June 1998, the Company entered into a Management and Development Agreement with Pueblo of Laguna tribe to develop and manage a Class III gaming facility (Dancing Eagle Casino Project). The Agreement was amended and restated in March and September 1999. The National Indian Gaming Commission (NIGC) approved the Third Amended and Restated agreement in September 1999.

All initial expenditures incurred by the Company for the establishment and development of the Dancing Eagle Casino Project, as defined in the Management and Development Agreement, other than those costs which generally would be classified as Company administrative costs, were initially capitalized as a deferred asset. Additionally, as of October 1, 1998, all Company administrative expenditures relating to the Dancing Eagle Casino Project were also capitalized as a deferred asset. Upon the commencement of gaming operations at the Dancing Eagle Casino Project, the total sum of the general and administrative, non-Laguna loan balances, were to remain a deferred asset and were to be amortized over the five year period of the Pueblo of Laguna Management and Development Agreement. In accordance with the provisions of SOP 98-5, these deferred changes were written off in the year ended June 30, 2000.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Stock Option Plan

Pursuant to the 1996 Reorganization, the Company canceled all of its existing stock options and adopted the 1997 Stock Option Plan covering 200,000 shares of the Company's common stock, pursuant to which officers, directors, consultants of, or other people rendering services to the Company or its subsidiaries are eligible to receive incentive and/or non-qualified stock options. With respect to any option granted to any employee who was employed by the Company prior to the Effective Date of the Company's 1996 Plan of Reorganization, no more than 100,000 of the shares authorized under the Stock Option Plan may be awarded. The Plan expires in March 2007. Incentive stock options granted under the Plan to employees who are not 10% owners are exercisable for a period up to ten years from the date of grant at an exercise price of $1.75 or such lesser amounts approved by the Company's Noteholders. The exercise price may be adjusted subject to certain recapitalization provisions of the Plan. Incentive stock options granted under the Plan to employees who are 10% shareholders are exercisable for a period up to five years at the same exercise price provision. As of June 30, 2000 there were no options granted under the Plan. Pursuant to the 2000 Reorganization, this stock option plan was cancelled.

Note 14. Commitments and Contingencies

Employment agreements:

The Company has employment agreements with the Company's President and Executive Vice President which require annual compensation of $275,000 and have rolling terms of one (1) year. The Company also has an agreement with an outside director of the Company which requires an outside director's fee of $90,000 for the calendar year ended December 31, 1999 and $60,000 for the calendar year ended December 31, 2000. In addition, the Company has an informal agreement with a second outside director of the Company which requires an outside director's fee of $75,000 for the 12 month period ended August 31, 1999. As of June 30, 2000 and 1999, the Company owed approximately $76,000 and $62,000 to this second outside director. Pursuant to the 2000 Reorganization, the agreements with the outside directors were terminated.

Property lease:

The Company leases 2,646 square feet of office space in Phoenix, Arizona under an operating lease which expires on December 31, 2000. The Company's commitment under this non-cancelable lease will require lease payments of approximately $23,000 for the fiscal year ending June 30, 2001. Rent expense for the year ended June 30, 2000, 1999 and 1998 was approximately $56,000, $116,000, and
$92,000, respectively. As part of the 2000 Reorganization under Chapter 11, this lease was terminated. The Company entered into a new lease of 1,000 square feet of office space. This lease agreement expires April 2003 and requires monthly lease payments of approximately $2,000. The lease can be terminated, at the option of the Company, in March 2002.

Legal Proceedings

There is a dispute concerning the terms of CGMI's management agreement with the Dancing Eagle Casino (owned by the Laguna Development Corporation, a tribal corporation of the Pueblo of Laguna (the "Owner")) and payments due thereunder. The question centers on whether pre-operating costs incurred by the Dancing Eagle Casino should be carried forward as a loss and be recouped first out of current revenues. If so, the Owner contends that there would be no net revenues (revenues remaining after payment of projected operating costs) and therefore no basis for payment of CGMI's management fee until the Dancing Eagle Casino experienced current revenues. Further, the Owner contends that if there are no net revenues or insufficient net revenues, CGMI is required to pay to the Owner a monthly "minimum guaranteed payment" under the Indian Gaming Regulatory Act regulations as incorporated in the management contract. CGMI contends that there have been net revenues and that the Owner's share of the net revenues have been applied to discharge the Owner's monthly obligations as the Owner requested in its Depository Agreement. If CGMI is correct, no minimum guaranteed payments are due and owing and CGMI is entitled to receive its management fees. The current amount in controversy is less than $250,000 in each case. The agreement contains provisions for arbitration. However, because the parties have met, are continuing discussions and are seeking to resolve any differences amicably, arbitration may not be required. Nevertheless, under the circumstances, our management is unable to express an opinion concerning the ultimate resolution of this matter or the liability of CGMI, if any, in connection therewith.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Plan

Effective November 1, 1994, the Company adopted a defined contribution (401(k)) plan covering all eligible employees. Under the terms of the Plan, participating employees deposit a percentage of their salaries in the Plan. The Company matches 100% of the employee's contribution up to a maximum of 6% of salary. The expenses of the Plan to the Company for the years ended June 30, 2000, 1999 and 1998 was approximately $54,000, $61,000, and $71,000, respectively.

Note 16. Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are cash equivalents and receivables arising from Native American gaming development and operations. The Company places its cash investments in high credit quality financial institutions and currently invests primarily in U.S. government and Euro rollover obligations that have maturities of less than three months. The Company had cash of approximately $23,000 as of June 30, 2000, that is subject to credit risk beyond FDIC insured limits. The Company had approximately $11,700,000 at June 30, 2000, in U.S. government obligations, repurchase agreements, cash management funds and Euro investments which are not insured.

The Company has recorded as of June 30, 2000 and 1999, $1,554,000 and $1,441,000, respectively, for development loans to Tribes. Federally recognized Native American Indian tribes are sovereign nations governed by federal statutes that are different than statutes governing commercial enterprises in the United States. As of June 30, 2000, these receivables are due from the Pueblo of Laguna Tribe. While the Company has legal counsel experienced in Indian gaming law and matters, there is the risk that the Company may not prevail if collectability is forced into litigation. The Company does not require collateral or other security to support financial instruments subject to credit risk, beyond the pledge of each Tribe of their gaming revenues. The Company attempts to take all necessary legal measures in the documentation and preparation of agreements executed with Native American Tribes, including the Tribe's waiver of sovereign immunity related to contract enforcement and securing appropriate regulatory approval.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Concentration of Credit Risk (Continued)

The Company's management fee revenues were primarily derived from three Native American Indian tribes as follows:

                     Fiscal Year Ended June 30
                      2000      1999      1998
                      ----      ----      ----
Muckleshoot Tribe      --        --        14%
Tonto Apache           37%       32%       28%
Umatilla               61%       68%       58%
Pueblo of Laguna       --        --        --

Except for the Pueblo of Laguna these Tribes are no longer customers and this could have a material adverse effect on the Company's financial condition.

Note 17. Risks and Uncertainties

To enter the Native American, riverboat, dockside casino or any other aspect of the gaming industry, the Company will be subject to regulation by each state in which it conducts business, and to a certain extent under Federal, Tribal and in some cases state law with respect to Native American gaming. In jurisdictions where gaming has recently been legalized, gaming cannot begin until a licensing and regulatory framework is promulgated and regulatory commissions are appointed, staffed and funded. The regulatory framework adopted by any jurisdiction may impose delays in licensure, restrictions or costs that would materially detract from the profitability of gaming operations. The Company must obtain a gaming license for each location where it will operate or manage a gaming casino, and each of the Company's officers, directors, managers and principal shareholders are subject to strict scrutiny and approval of the gaming commission or other regulatory body of each state in which the Company may conduct gaming operations. In addition, gaming on Native American lands is extensively regulated, and the terms and conditions of management contracts must be approved by the Tribes and certain regulatory entities. Changes in the interests of principals must be approved, and the Company and certain of its principals must be licensed, by Tribal and in some cases, state authorities. There can be no assurance that the Company or any of its key personnel will obtain the requisite licenses and approvals of the various state and Tribal gaming commissions and the National Indian Gaming Commission ("NIGC") in a timely fashion, if at all.

The Company must also obtain liquor licenses from state regulatory agencies for each of its proposed operations. Rules and regulations in this regard are strict and the loss of such licenses is possible for regulatory violations. The loss or suspension of a liquor license could significantly impact a licensees operations. Local building, health and fire codes and similar regulations could also impact the Company operations. Violations of any such statutes, codes or regulations could have a material adverse impact on the financial condition or operations of the Company.

CAPITAL GAMING INTERNATIONAL, INC.,

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments

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

In assessing the fair value of the financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables and trade payables, it was concluded that the carrying amount approximated fair value because of their short maturities.

The 12.0% Senior Secured notes due 2001 are carried at their face value of $23,100,000. As part of the 2000 Reorganization under Chapter 11, these noteholders will receive approximately $9,000,000 cash, 2,068,000 shares of New Class A common stock (valued at $1.94 per share based on management's internal estimate of the fair market value of the Company) and a pro rata share of $100,000 to be divided among all unsecured creditors. Based on this, the fair value of the 12% Senior Secured notes is estimated to be approximately $13,100,000.

CAPITAL GAMING INTERNATIONAL, INC.

DEBTOR-IN-POSSESSION, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Management's Plans

The Company plans to continue its current management arrangements with the Pueblo of Laguna Tribe over the term of the contract. Management anticipates this contract's cash flow as well as the post bankruptcy cash available will provide adequate working capital to allow the Company to expand its operations into other gaming businesses and meet its operating expenses.

During fiscal 2000, the Company implemented a plan to restructure its operations to reduce operating expenses and continues to look for additional opportunities to lower its operating costs. The Company has entered into a new office lease that will reduce its lease expense by approximately 50%. The Company also anticipates realizing the full cost benefit of its cost reductions in fiscal 2001.

Management is focusing its efforts on expanding its gaming operating activities in the Native American casino management segment as well as in other gaming industry segments. The Company is currently in negotiations to enter into new gaming operations with other casino gaming companies. These opportunities are in both the United States and foreign countries. Some of these opportunities require capital investment by the Company, while others involve management or consulting agreements which would require little or no capital investment by the Company.

Management intends to prudently invest a portion of its existing cash flow, cash flow from new operations and post restructuring cash available in new gaming operations, while at all times maintaining adequate liquidity and reserves. Management is not currently seeking to raise capital through the issuance or incurrence of debt.

Although no assurances may be given, with these plans in place, management believes the Company will be able to sustain operations through the 2001 fiscal year and beyond.

                                 EXHIBIT INDEX


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

         10.95 Common Stock Purchase Warrant by and between the Registrant and Ladenberg, Thalmann & Co. Inc. dated July 22, 1993. (6)

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

         10.177 Employment Agreement dated as of December 1, 1998 between Registrant and Michael W. Barozzi

         10.178 Letter Agreement dated January 8, 1999 between Registrant and Michael W. Barozzi

         10.179 Employment Agreement dated as of December 1, 1998 between Registrant and William S. Papazian

         10.180 Letter Agreement dated as of January 8, 1999 between Registrant and William S. Papazian

         10.181 First Amended Plan of Reorganization of Registrant Jointly Proposed by the Registrant and U.S. Bank Trust National Association, as Indenture Trustee, dated as of August 4,2000 #

         10.182 Third Amended and Restated Certificate of Incorporation of Registrant #

         10.183   Third Amended and Restated By-Laws of Registrant #

         12.0     Computation of Ratio of Earnings to Fixed Charges #

         23.1     Consent of McGladrey & Pullen, LLP #

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

24 Incorporated by reference to the exhibit with the same number with the Registrant's Form 10-K filed with the Securities and Exchange Commission on October 15, 1996.

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