Form 10-Q
period 2000-09-30
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 2000-11-20
CIK 867443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                                       or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from ____________ to ________________

                           Commission File No. 0-19128

                             ---------------------

                      CAPITAL GAMING INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             New Jersey                                  22-3061189
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

        3030 East Camelback Road,                       85016
               Suite 295                             (Zip Code)
           Phoenix, Arizona
(Address of principal executive offices)


                            ---------------------

      Registrant's telephone number, including area code: (602) 667-0670


Registrant's former address:

           2701 East Camelback Road, Suite 484, Phoenix, Arizona 85016

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of common stock as of September 30, 2000: 1,999,745 (consisting of 1,600,000 shares of Class A Common Stock and 399,745 shares of Common Stock)

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX

PART I.                    FINANCIAL INFORMATION
Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 30, 2000
               (Unaudited) and June 30, 2000 (Audited)                            1

            Consolidated  Statements of Operations for the three months
               ended September 30, 2000 and 1999 (Unaudited)                      3

            Consolidated Statements of Cash Flows for the three months
               ended September 30, 2000 and 1999 (Unaudited)                      4

            Notes to Consolidated Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks              9


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                        9

Item 2.  Changes in Securities and Use of Proceeds                                9

Item 3.  Default Upon Senior Securities                                          10

Item 4.  Submission of Matters to a Vote of Securityholders                      10

Item 6.  Exhibits and Reports on Form 8-K                                        10

Signature Page                                                                   11

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.,
                     DEBTOR-IN-POSSESSION, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                     ASSETS


                                                                September 30, 2000      June 30, 2000
                                                                ------------------      -------------
                                                                      [Unaudited]
CURRENT ASSETS:
   Cash and cash equivalents                                            $ 2,676             $ 2,352
   Restricted funds                                                       9,589               9,497
   Interest receivable                                                       56                 172
   Current portion - Native American loans receivable                       573                 627
   Current portion of direct financing leases                               100                 101
   Prepaid expenses and other current assets                                292                 296
   Income tax receivable                                                    276                 780
                                                                        -------             -------
TOTAL CURRENT ASSETS                                                     13,562              13,825
                                                                        -------             -------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                       12                   5
OTHER ASSETS:
   Native American loans receivable                                         791                 927
   Direct financing leases, net of current portion                          560                 584
                                                                        -------             -------
TOTAL OTHER ASSETS                                                        1,363               1,516
                                                                        -------             -------

TOTAL ASSETS                                                            $14,925             $15,341
                                                                        =======             =======


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.,
                     DEBTOR-IN-POSSESSION, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                            September 30, 2000     June 30, 2000
                                                                            ------------------     -------------
                                                                                  [Unaudited]
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                             $    286          $    112
    Due to related party                                                                    --                 9
                                                                                      --------          --------
TOTAL CURRENT LIABILITIES                                                                  286               121
LIABILITIES SUBJECT TO COMPROMISE                                                       24,711            24,778
                                                                                      --------          --------
TOTAL LIABILITIES                                                                       24,997            24,899
                                                                                      --------          --------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding 1,999,745 shares                                              400               400
    Additional paid in capital                                                             300               300
    Accumulated deficit (since May 29, 1997, date of reorganization)                   (10,772)          (10,258)
                                                                                      --------          --------
TOTAL STOCKHOLDERS' DEFICIT                                                            (10,072)           (9,558)
                                                                                      --------          --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $ 14,925          $ 15,341
                                                                                      ========          ========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.,
                     DEBTOR-IN-POSSESSION, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                                    Three Months Ended    Three months Ended
                                                    September 30, 2000    September 30, 1999
                                                    ------------------    ------------------
REVENUES:
    Native American casino management fees             $        --          $     1,976
                                                       -----------          -----------
COSTS AND EXPENSES:
    Salaries and related costs                                 185                  212
    Native American gaming development costs                   105                   52
    Professional fees                                          135                  139
    General and administrative                                  75                   83
    Depreciation and amortization                                2                  554
                                                       -----------          -----------
TOTAL COSTS AND EXPENSES                                       502                1,040
                                                       -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                 (502)                 936
                                                       -----------          -----------
OTHER INCOME (EXPENSE):
    Interest income                                            138                  118
    Interest expense (not including $693,000
       as a result of the 2000 Reorganization)                  --                 (684)
                                                       -----------          -----------
TOTAL OTHER INCOME (EXPENSE)                                   138                 (566)

INCOME (LOSS) BEFORE REORGANIZATION ITEMS                     (364)                 370

REORGANIZATION ITEMS:
     Professional fees                                        (234)                  --
     Interest income                                            87                   --
                                                       -----------          -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (511)                 370

INCOME TAXES                                                     3                   81
                                                       -----------          -----------
NET INCOME (LOSS)                                      $      (514)         $       289
                                                       ===========          ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE          $      (.26)         $       .14
                                                       ===========          ===========

WEIGHTED AVERAGE BASIC AND DILUTIVE COMMON
    AND EQUIVALENT SHARES OUTSTANDING                    1,999,745            1,999,745
                                                       ===========          ===========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.,
                     DEBTOR-IN-POSSESSION, AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In Thousands)

                                                                                 Three months Ended         Three Months Ended
                                                                                 September 30, 2000         September 30, 1999
                                                                                 -------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                                  $  (514)                  $   289

    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
          Depreciation and amortization                                                      2                       554
          Payments on Muckleshoot settlement                                                --                       287
          Changes in assets and liabilities:
              Interest receivable                                                          116                        (5)
              Native American management fees and expenses receivable                       --                        63
              Prepaid expenses and other current assets                                      4                        25
              Income tax receivable                                                        504                        --
              Accounts payable and accrued expenses                                        174                       (32)
              Accrued interest                                                              --                       684
              Federal income taxes payable                                                  --                       (72)
              State income taxes payable                                                    --                        78
              Related party payable                                                         (9)                       --
              Liabilities subject to compromise                                            (67)                       --
                                                                                       -------                   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  210                     1,871
                                                                                       -------                   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American loans receivable                                         190                       421
    (Increase) in restricted funds                                                         (92)                   (1,588)
    (Increase) in deferred charges                                                          --                      (373)
    Payments received on direct financing leases                                            25                        --
    Purchase of furniture, fixtures and equipment                                           (9)                       --
                                                                                       -------                   -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        114                    (1,540)
                                                                                       -------                   -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  324                       331

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                         2,352                     4,440
                                                                                       -------                   -------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                             $ 2,676                   $ 4,771
                                                                                       =======                   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Income Taxes                                                                    $     3                   $    72
       Professional Fees paid for services rendered in
          connection with the Chapter 11 filing                                        $    47                        --


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

         The management and development of Native American gaming facilities is conducted through Capital Gaming Management, Inc. ("CGMI"), a wholly-owned subsidiary of the Company. CGMI developed and currently manages the Dancing Eagle Casino for the Pueblo of Laguna in Casa Blanca, New Mexico.

         Capital Development Gaming Corporation ("CDGC"), a wholly-owned subsidiary of the Company, also has a contract to develop and manage the Narragansett casino project in Rhode Island ("Rhode Island Project"). Currently the contract faces several regulatory issues and a disputed termination by the Tribe, and there can be no assurance that the project will be successfully launched.


[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Operations for the three-month periods ended September 30, 2000 and 1999, and the Consolidated Statement of Cash Flows for the three-month periods ended September 30, 2000 and 1999 are unaudited. The June 30, 2000 Balance Sheet data was derived from audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at September 30, 2000, and the results of its operations and cash flows for the three-month periods ended September 30, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

         The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.


[3]      REORGANIZATION UNDER CHAPTER 11

         Reorganization

         In late 1999, management determined that the Company's capital structure was impairing its ability to win new management contracts. While the Company's operations were expected to generate sufficient revenue to make debt service payments through the calendar year 2000, the Company anticipated that it might not have sufficient revenue to make the final principal and interest payment on the Senior Notes when they become due in May 2001. After extensive meetings and negotiations with certain of the Senior Noteholders and the Indenture Trustee, those Senior Noteholders and the Indenture Trustee, with the concurrence of the Company, concluded that the best way to maximize recovery to the Senior Noteholders and preserve the Company as a going concern was to "de-leverage" the Company by converting the Senior Notes to equity. Although the long-term success of the Company remains dependent upon its ability to obtain new management contracts and gaming opportunities, the reorganization would (i) eliminate the uncertainty created by the existing debt structure; (ii) provide the Company needed flexibility to finance future operations; and (iii) provide the Company more flexibility to compete with better financed competitors.

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

         In connection with the filing of the petition, the Company and the Indenture Trustee jointly submitted a Disclosure Statement and Plan of Reorganization (the "Plan") for the Company. The Plan is the result of extensive negotiations among the Company, the Indenture Trustee, and holders of approximately eighty-four (84%) percent of the Company's then outstanding Senior Notes and holders of approximately seventy (70%) percent of the Company's then outstanding stock. A copy of the Plan is attached as Exhibit 10.181 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         The Plan provided that holders of the Senior Notes, as payment in full for their claims, will receive a distribution on account of their secured claims equal to their pro rata share of (a) the greater of (i) $9,000,000 or (ii) the Distributable Cash (hereinafter defined) after payment of Indenture Trustee fees and expenses, and (b) two million sixty-eight thousand (2,068,000) shares of New Class A Common Stock, representing ninety-four (94%) percent of the aggregate voting securities of the Company, as reorganized. "Distributable Cash" means all cash of the Company, whether held by the Indenture Trustee or the Company, in excess of $2,900,000, determined after payment of all Plan distributions to creditors and equity security holders, other than holders of Senior Notes. General unsecured creditors, including holders of deficiency claims would receive a pro rata share of $100,000 and certain holders of the Company's equity interests would receive their pro rata share of 550 shares of New Class B Common Stock. The Company intends to use its post-confirmation cash balance primarily to seek new gaming opportunities in order to create new sources of cash flow for the Company.

         On September 26, 2000 the Bankruptcy Court conducted a hearing regarding Confirmation of the Plan and, on October 4, 2000, entered an order confirming the Plan. In connection with creditor approval of the Plan, 99.9770% of holders of the Senior Notes who voted approved the Plan. The Effective Date of the Plan is October 16, 2000, at which time distribution commenced.


[4]      SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's form 10-K, as amended, for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

         Derivative Instruments and Hedging Activities:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has adopted the new Statement, effective July 1, 2000 with no effect on the financial statements.

         Recent Accounting Developments:

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the second quarter of fiscal year 2001. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

[5]      LEGAL PROCEEDINGS

         With the exception of the Company's voluntary reorganization proceedings commenced on May 15, 2000, there was no material litigation involving or pending against the Company on September 30, 2000. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time. See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, section entitled "Risk Factors - Accounting Disagreement" for a description of a disagreement with the Laguna Development Corporation concerning accounting treatment of pre-opening expenses under the Laguna Management Contract, which disagreement may result in arbitration in the fiscal year ending June 30, 2001.

        During the quarter the Company continued to manage the Dancing Eagle Casino for the Pueblo of Laguna. Because of the above described disagreement and in accordance with generally accepted accounting principles the Company has not recognized approximately $111,000 revenue from the Laguna Management Contract for the quarter ended September 30, 2000. The Company also paid $62,000 to Laguna Development Corporation during the quarter.

PART I., Item 2.

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements as of September 30, 2000 (unaudited) and June 30, 2000 (audited) and for the three-month periods ended September 30, 2000 and 1999 (unaudited) contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of consolidated financial condition as of September 30, 2000 (unaudited) and June 30, 2000 (audited) and results of operations for the three-month periods ended September 30, 2000 and 1999 (unaudited) are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements, which speak only as of the date the statements were made. Those statements may include projections of revenues, income or loss, capital expenditures, plans for future operations or strategies, and financing needs or plans, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Additional risk factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in Exhibit 99, which is attached hereto and incorporated by reference into this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. The following management discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the three months ended September 30, 2000, the Company had a net increase in cash and cash equivalents of $324,000, of which $210,000 was provided by Company operating activities, and $114,000 was provided by Company investing activities.

         Operating Activities: Cash flows from operating activities for the three months ended September 30, 2000 were provided by interest income of approximately $225,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net loss of $514,000 for the three months ended September 30, 2000 to net cash flows provided by operating activities include (i) a decrease in interest receivable of $116,000 (ii) a decrease in income tax receivable of $504,000, (iii) a decrease in liabilities subject to compromise of $67,000, (iv) an increase in accounts payable and accrued expenses of $174,000.

         Effects of Plan: As a result of the confirmation of the Plan and the Company's cancellation of all senior indebtedness, the Company anticipates that the sources of its cash for operating expenses and investing activities for fiscal 2001 will come primarily from (i) management fees received pursuant to the Laguna Management Contract, (ii) debt and lease service payments received from the Laguna Development Corporation and (iii) existing cash on hand.

         Investing Activities: Cash flows from investing activities for the three month period ended September 30, 2000 were provided by a $190,000 collection of Native American loans receivable and $25,000 direct financing lease payments, and used by (i) an increase in restricted funds of $92,000, (ii) payments to acquire furniture, fixtures and equipment of $9,000.

         Financing Activities: The Company did not have any financing activities for the three month period ended September 30, 2000.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees from the Dancing Eagle Casino (Pueblo of Laguna), the receipt of debt service payments on the Native American loans receivable from the Dancing Eagle Casino and the receipt of lease payments in relation with the Dancing Eagle Casino.

         Capital Requirements: The Company will continue to operate, through CGMI, on the management fees, principal and interest loan repayments, and lease payments from the Dancing Eagle Casino as well as with its post-Plan cash reserves.

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

         Three-month Period Ended September 30, 2000 as Compared to the Three-month Period Ended September 30, 1999

        Income From Operations

        Loss from operations for the three-month period ended September 30, 2000 totaled approximately $502,000 as compared to income of $936,000 for the three-month period ended September 30, 1999, representing a decrease in income from operations of $1,438,000. This decrease in income is due to the combination of two factors, (i) a decrease in revenues of $1,976,000, and (ii) a decrease in operating expenses of $538,000.

        Revenues

        The following table outlines the Company's revenues for the three months ended September 30, 2000 and 1999 (in thousands except % change):

                  3 Months     3 Months
                  Ended         Ended
                  9/30/00      9/30/99    Inc. (Dec.)    % Change
                  ------       -------    ----------     --------
Umatilla          $    --      $ 1,290      $(1,290)      -100.0%
Tonto Apache           --          686         (686)      -100.0%
                  -------      -------      -------       -------
                  $    --      $ 1,976      $ 1,865        -94.4%
                  =======      =======      =======       =======

        Revenues decreased $1,976,000, or 100.0% from $1,976,000 to $0 for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. The decreased revenue from the Umatilla Casino of $1,290,000 resulted from the expiration of the management agreement in February 2000. The decreased revenue from the Tonto Apache Casino of $686,000 resulted from the expiration of the management agreement in March 2000.

        Costs and Expenses

        Salaries and wages decreased to $185,000 from $212,000, a $27,000 or 12.7% decrease in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This decrease in salaries and related expenses is primarily attributable to a reduction in staff.

        Company development costs increased $53,000 or 101.9% to $105,000 for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase is primarily due to a payment of $62,000 to Laguna Development Corporation.

        Professional fees decreased to $135,000 from $139,000, a 2.8% or $4,000 decrease in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. This decrease is primarily due to management's continued efforts to reduce expenses.

        General and administrative expenses declined $8,000 or 9.6% to $75,000 for the three months ended September 30, 2000. This decline is attributable to the continued streamlining of the Company's operations and general expense reductions in the first quarter of fiscal 2001.

        Depreciation and amortization expense for the first quarter of fiscal year 2001 decreased $552,000 to $2,000, a decrease of 99.1% over the first quarter of fiscal year 2000. The decrease is primarily due to no amortization of deferred charges as all deferred charges were expenses in prior years.

         Other Income and Expenses

        Interest income increased $20,000 or 16.9% to $138,000 for the three months ended September 30, 2000. This increase is the result of an increase in restricted funds, direct financing leases and Native American loans receivable.

        Interest expense decreased $684,000 or 100.0% to $0 for the first quarter of fiscal 2001 due to the Chapter 11 reorganization.

         Reorganization Items

         As a result of the 2000 Reorganization, the Company earned interest of $87,000 on funds that would have been used to make the May 15, 2000 payment on the Senior Secured Notes that was not made due to the bankruptcy filing. In addition, the Company incurred $234,000 in professional fees related to the Reorganization.


PART I., Item 3.

         Quantitative and Qualitative Disclosures about Market Risks

         Not applicable.


PART II., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS

         With the exception of the Company's voluntary reorganization proceedings commenced on May 15, 2000, there was no material litigation involving or pending against the Company on September 30, 2000. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time. See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, section entitled "Risk Factors - Accounting Disagreement" for a description of a disagreement with the Laguna Development Corporation concerning accounting treatment of pre-opening expenses under the Laguna Management Contract, which disagreement may result in arbitration in the fiscal year ending June 30, 2001.

        During the quarter the Company continued to manage the Dancing Eagle Casino for the Pueblo of Laguna. Because of the above described disagreement and in accordance with generally accepted accounting principles the Company has not recognized approximately $111,000 revenue from the Laguna Management Contract for the quarter ended September 30, 2000. The Company also paid $62,000 to Laguna Development Corporation during the quarter.

Part II., Item 2.

         Changes in Securities and Use of Proceeds

         See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

PART II., Item 3.

         Default Upon Senior Securities

         See note [3] to the unaudited financial statements contained herein and the Reorganization section in the Company's Annual Report filed on form 10-K for the fiscal year ended June 30, 2000, filed with the Securities and Exchange Commission.

Part II., Item 4.

          Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended September 30, 2000.



PART II., Item 6.

                       CAPITAL GAMING INTERNATIONAL, INC.

                        EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
-------
#        Filed herewith

27       Financial Data Schedule

(b)      Reports on Form 8-K

99       Private Securities Litigation Reform Act of 1995
         Safe Harbor Compliance Statement for Forward-Looking Statements

Signature Page

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 20, 2000           By: /s/ Michael W. Barozzi
                                   ---------------------------------------------
                                   Michael W. Barozzi, President and Chief
                                   Operating Officer
                                   (Authorized Representative)


Dated: November 20, 2000           By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian, Executive Vice President
                                   and General Counsel and Secretary
                                   (Authorized Representative)


Dated: November 20, 2000           By: /s/ James McDermott
                                   ------------------------------------------
                                   James McDermott
                                   (Principal Accounting Officer)