Form 10-Q
period 2000-12-31
CAPITAL GAMING INTERNATIONAL INC /NJ/
filed 2001-02-16
CIK 867443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ X ] No [ ]

         Indicate the number of shares outstanding for each of the issuer's classes of common stock as of December 31, 2000: 2,200,550 (consisting of 2,068,000 shares of Class A Common Stock and 132,550 shares of Class B Common Stock)

         The within Form 10-Q has not been reviewed by an independent public accountant. See Part II, Item 5 (Other Events - Part (a) Previous Independent Accountants).

                       CAPITAL GAMING INTERNATIONAL, INC.

                                      INDEX

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets as of December 31, 2000
               (Unaudited) and June 30, 2000 (Audited)                            1

            Consolidated  Statements of Operations for the three months
               And six months ended December 31, 2000 and 1999 (Unaudited)        3

            Consolidated Statements of Cash Flows for the six months
               ended December 31, 2000 and 1999 (Unaudited)                       4

            Notes to Consolidated Financial Statements (Unaudited)                5

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                         8

Item 3.  Quantitative and Qualitative Disclosures about Market Risks             12


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                       12

Item 2.  Changes in Securities and Use of Proceeds                               12

Item 3.  Default Upon First Amended Indenture                                    12

Item 4.  Submission of Matters to a Vote of Securityholders                      12

Item 5.  Other Events                                                            13

Item 6.  Exhibits and Reports on Form 8-K                                        13

Signature Page                                                                   14

PART I., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)




                                     ASSETS



                                                                   December 31, 2000       June 30, 2000
                                                                   -----------------       -------------
                                                                      [Unaudited]
CURRENT ASSETS:
   Cash and cash equivalents                                             $     2,053        $     2,352
   Restricted funds                                                              559              9,497
   Interest receivable                                                             3                172
   Current portion - Native American loans receivable                            703                627
   Current portion of direct financing leases                                    133                101
   Prepaid expenses and other current assets                                     208                296
   Income tax receivable                                                         276                780
                                                                         -----------        -----------
TOTAL CURRENT ASSETS                                                           3,935             13,825
                                                                         -----------        -----------

FURNITURE, FIXTURES AND EQUIPMENT, Net                                            21                  5
OTHER ASSETS:
   Native American loans receivable                                              661                927
   Direct financing leases, net of current portion                               528                584
                                                                         -----------        -----------
TOTAL OTHER ASSETS                                                             1,210              1,516
                                                                         -----------        -----------

TOTAL ASSETS                                                             $     5,145        $    15,341
                                                                         ===========        ===========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    December 31 2000       June 30, 2000
                                                                    ----------------       -------------
                                                                          [Unaudited]
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                $       863         $       112
    Due to related party                                                          19                   9
                                                                         -----------         -----------
TOTAL CURRENT LIABILITIES                                                        882                 121

LIABILITIES SUBJECT TO COMPROMISE                                               --                24,778
                                                                         -----------         -----------
TOTAL LIABILITIES                                                                882              24,899
                                                                         -----------         -----------
COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding December 31, 2000 0 shares and
      June 30, 2000 1,999,745 shares                                            --                   400
    Common stock, Class A, no par value, authorized 3,000,000
      shares; issued and outstanding 2,068,000 shares                          4,013                --
    Common stock, Class B, no par value, authorized 2,000,000
      shares; issued and outstanding 132,550 shares                              257                --
    Additional paid in capital                                                  --                   300
    Accumulated equity (deficit)                                                 135             (10,258)
    Unearned stock compensation                                                 (142)               --
                                                                         -----------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           4,263              (9,558)
                                                                         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $     5,145         $    15,341
                                                                         ===========         ===========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   [UNAUDITED]
                        (In Thousands except Share Data)


                                                   Three Months Ended    Six months Ended     Three Months Ended    Six Months Ended
                                                   December 31, 2000     December 31, 2000    December 31, 1999    December 31, 1999
                                                   ------------------    -----------------    ------------------   -----------------
REVENUES:
    Native American casino management fees            $        -           $        -            $    1,548           $    3,524
                                                      ----------           ----------            ----------           ----------
COSTS AND EXPENSES:
    Salaries and related costs                             1,088                1,273                   214                  427
    Native American gaming development costs                 168                  211                    39                   91
    Professional fees                                         52                  249                   222                  362
    General and administrative                               124                  199                    77                  159
    Depreciation and amortization                              2                    4                   554                1,107
                                                      ----------           ----------            ----------           ----------
TOTAL COSTS AND EXPENSES                                   1,434                1,936                 1,106                2,146
                                                      ----------           ----------            ----------           ----------
INCOME (LOSS) FROM OPERATIONS                             (1,434)              (1,936)                  442                1,378
                                                      ----------           ----------            ----------           ----------
OTHER INCOME (EXPENSE):
    Interest income                                          109                  247                   115                  233
    Interest expense                                           -                    -                  (684)              (1,368)
                                                      ----------           ----------            ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                 109                  247                  (569)              (1,135)
                                                      ----------           ----------            ----------           ----------
INCOME (LOSS) BEFORE REORGANIZATION ITEMS,
    INCOME TAXES AND EXTRAORDINARY ITEMS                  (1,325)              (1,689)                 (569)              (1,135)

REORGANIZATION ITEMS:
    Professional fees                                        (78)                (312)                    -                    -
    Interest income                                           16                  103                     -                    -
                                                      ----------           ----------            ----------           ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEMS                                   (1,387)              (1,898)                 (127)                 243

INCOME TAXES                                                   -                    3                    81                  162
                                                      ----------           ----------            ----------           ----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS              (1,387)              (1,901)                 (208)                  81

EXTRAORDINARY ITEMS                                      (12,294)             (12,294)                    -                    -
                                                      ----------           ----------            ----------           ----------
NET INCOME (LOSS)                                     $   10,907           $   10,393            $     (208)          $       81
                                                      ==========           ==========            ==========           ==========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
    BEFORE EXTRAORDINARY ITEM                         $     (.64)          $     (.92)           $    (0.10)          $      .04
                                                      ==========           ==========            ==========           ==========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE         $     5.07           $     5.01            $    (0.10)          $      .04
                                                      ==========           ==========            ==========           ==========

WEIGHTED AVERAGE BASIC AND DILUTIVE COMMON
    AND EQUIVALENT SHARES OUTSTANDING                  2,152,531            2,076,138             1,999,745            1,999,745
                                                      ==========           ==========            ==========           ==========


              The Accompanying Notes are an Integral Part of these
                        Consolidated Financial Statements

                       CAPITAL GAMING INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   [UNAUDITED]
                                 (In Thousands)

                                                                                       Six months Ended       Six Months Ended
                                                                                       December 31, 2000      December 31, 1999
                                                                                       -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                                          $        10,393         $            81

    Adjustments to reconcile net income to net cash provided by operating activities:
          Extraordinary item                                                                    (12,294)                   --
          Depreciation and amortization                                                               4                   1,107
          Stock Compensation                                                                        114                    --
          Payments on Muckleshoot settlement                                                       --                       575
          Changes in assets and liabilities:
              Interest receivable                                                                   169                     (10)
              Native American management fees and expenses receivable                              --                       285
              Prepaid expenses and other current assets                                              89                     (40)
              Income tax receivable                                                                 504                    --
              Accounts payable and accrued expenses                                                 751                     (73)
              Accrued interest                                                                     --                       (16)
              Federal income taxes payable                                                         --                       (72)
              State income taxes payable                                                           --                      (257)
              Related party payable                                                                  10                    --
                                                                                        ---------------         ---------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                (260)                  1,580
                                                                                        ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Repayments of Native American loans receivable                                                  190                     852
    Decrease (increase) in restricted funds                                                       8,938                  (3,414)
    (Increase) in deferred charges                                                                 --                    (1,699)
    Payments received on direct financing lease                                                      24                    --
    Purchase of furniture, fixtures and equipment                                                   (20)                   --
                                                                                        ---------------         ---------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                               9,132                  (4,261)
                                                                                        ---------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Principal payments on prepetition debt
        Authorized by Bankruptcy Court                                                           (9,171)                   --
                                                                                        ---------------         ---------------

NET CASH USED IN FINANCING ACTIVITIES                                                            (9,171)                   --
                                                                                        ---------------         ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (299)                 (2,681)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIODS                                                  2,352                   4,440
                                                                                        ---------------         ---------------

CASH AND CASH EQUIVALENTS - END OF PERIODS                                              $         2,053         $         1,759
                                                                                        ===============         ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash Paid During the Periods for:
       Interest                                                                         $          --           $         1,385
       Income Taxes                                                                     $             3         $           499
       Professional Fees paid for services rendered in
           connection with the Chapter 11 filing                                        $           281         $          --


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

         Capital Development Gaming Corporation ("CDGC"), a wholly owned subsidiary of the Company, also has a contract to develop and manage the Narragansett casino project in Rhode Island ("Rhode Island Project"). Currently the contract faces several regulatory issues and a disputed termination by the Tribe, and there can be no assurance that the project will be successfully launched.


[2]      BASIS OF PRESENTATION

         The Consolidated Balance Sheet as of December 31, 2000, the Consolidated Statements of Operations for the three-month and six-month periods ended December 31, 2000 and 1999, and the Consolidated Statement of Cash Flows for the six-month periods ended December 31, 2000 and 1999 are unaudited. The June 30, 2000 Balance Sheet data was derived from audited consolidated financial statements. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the financial position of the Company at December 31, 2000, and the results of its operations and cash flows for the three-month and six-month periods ended December 31, 2000 and 1999. The results of operations for interim periods are not necessarily indicative of a full year of operations. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes included in the Capital Gaming International, Inc. Form 10-K for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

         The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

[3]      REORGANIZATION UNDER CHAPTER 11

         Reorganization

         In late 1999, management determined that the Company's capital structure was impairing its ability to win new management contracts. While the Company's operations were expected to generate sufficient revenue to make debt service payments through the calendar year 2000, the Company anticipated that it might not have sufficient revenue to make the final principal and interest payment on the Senior Notes when they become due in May 2001. After extensive meetings and negotiations with certain of the Senior Noteholders and the Indenture Trustee, those Senior Noteholders and the Indenture Trustee, with the concurrence of the Company, concluded that the best way to maximize recovery to the Senior Noteholders and preserve the Company as a going concern was to "de-leverage" the Company by converting the Senior Notes to equity. Although the long-term success of the Company remained dependent upon its ability to obtain new management contracts and gaming opportunities, the reorganization (i) eliminated the uncertainty created by the existing debt structure; (ii) provided the Company needed flexibility to finance future operations; and (iii) provided the Company more flexibility to compete with better financed competitors.

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

         The Plan provided that holders of the Senior Notes, as payment in full for their claims, will receive a distribution on account of their annual secured claims equal to their pro rata share of (a) the greater of (i) $9,000,000 or
(ii) the Distributable Cash (hereinafter defined) after payment of Indenture Trustee fees and expenses, and (b) two million sixty-eight thousand (2,068,000) shares of New Class A Common Stock, representing ninety-four (94%) percent of the aggregate voting securities of the Company, as reorganized. "Distributable Cash" means all cash of the Company, whether held by the Indenture Trustee or the Company, in excess of $2,900,000, determined after payment of all Plan distributions to creditors and equity security holders, other than holders of Senior Notes. General unsecured creditors, including holders of deficiency claims would receive a pro rata share of $100,000 and certain holders of the Company's equity interests would receive their pro rata share of 550 shares of New Class B Common Stock. The Company intends to use its post-confirmation cash balance primarily to seek new gaming opportunities in order to create new sources of cash flow for the Company.

         On September 26, 2000 the Bankruptcy Court conducted a hearing regarding Confirmation of the Plan and, on October 4, 2000, entered an order confirming the Plan. In connection with creditor approval of the Plan, 99.9770% of holders of the Senior Notes who voted approved the Plan. The Effective Date of the Plan is October 23, 2000, at which time distribution commenced.

         The effect of the reorganization was an extraordinary gain of $12,294,000. This gain is comprised of total liabilities subject to compromise of $24,778,000 and cancellation of all existing common stock of $700,000 which was reduced by cash payments of $9,171,000 and the value of new stock issued of $4,013,000.

[4]      SIGNIFICANT ACCOUNTING POLICIES

         The significant accounting policies of the Company are set forth in the Company's form 10-K, as amended, for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission.

         Recent Accounting Developments:

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company adopted SAB No. 101 during the quarter with no effect on the financial statements.

[5]      LEGAL PROCEEDINGS

         There was no material litigation involving or pending against the Company on December 31, 2000. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time. See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, section entitled "Risk Factors - Accounting Disagreement" for a description of a disagreement with the Laguna Development Corporation concerning accounting treatment of pre-opening expenses under the Laguna Management Contract, which disagreement may result in arbitration in the fiscal year ending June 30, 2001.

         During the quarter the Company continued to manage the Dancing Eagle Casino for the Pueblo of Laguna. Because of the above described disagreement and in accordance with generally accepted accounting principles the Company has not recognized revenue from the Laguna Management Contract for the quarter and year ended December 31, 2000. The Laguna Development Corporation paid approximately $57,000 to the Company during the second quarter of fiscal 2000.

         The Company is presently in settlement discussions with the Laguna Development Corporation which could result in cash or term payments in exchange for cancellation of all contracts between the parties. In such event, the Company will consider all of its options, including (i) investing its cash in other gaming or non-gaming businesses or (ii) adopting a plan of liquidation of the Company.

PART I., Item 2.

                       CAPITAL GAMING INTERNATIONAL, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements as of December 31, 2000 (unaudited) and June 30, 2000 (audited) and for the three-month and six-month periods ended December 31, 2000 and 1999 (unaudited) contained herein and the Company's audited Consolidated Financial Statements and the related notes thereto appearing in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 filed with the Securities and Exchange Commission.

Notice Regarding Forward-Looking Statements

         To the extent the information contained in this management discussion and analysis of consolidated financial condition as of December 31, 2000 (unaudited) and June 30, 2000 (audited) and results of operations for the three-month and six-month periods ended December 31, 2000 and 1999 (unaudited) are viewed as forward-looking statements, the reader is cautioned that various risks and uncertainties exist that could cause the actual future results to differ materially from those inferred by the forward-looking statements. Words such as "expects", "anticipates", "intends", "potential", "believes" and similar expressions are intended to identify forward-looking statements, which speak only as of the date the statements were made. Those statements may include projections of revenues, income or loss, capital expenditures, plans for future operations or strategies, and financing needs or plans, as well as assumptions relating to the foregoing.

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

Liquidity and Capital Resources

         Sources and Uses of Cash

         For the six months ended December 31, 2000, the Company had a net decrease in cash and cash equivalents of $299,000, of which $260,000 was used by Company operating activities, $9,132,000 was provided by Company investing activities, and $9,171,000 was used by Company Financing activities.

         Operating Activities: Cash flows from operating activities for the six months ended December 31, 2000 were provided by interest income of approximately $350,000. Significant operating activity balances required to reconcile the Company's GAAP accrual net income of $10,393,000 for the six months ended December 31, 2000 to net cash flows used by operating activities include (i) a decrease in interest receivable of $169,000, (ii) a decrease in prepaid expenses and other current assets of $89,000, (iii) a decrease in income tax receivable of $504,000, (iv) an increase in accounts payable and accrued expenses of $751,000. Additionally, non-cash items of extraordinary gain of $12,294,000 and stock compensation expense of $114,000 were used in the reconciliation.

         Investing Activities: Cash flows from investing activities for the six month period ended December 31, 2000 were provided by an decrease in restricted funds of $8,938,000, a $190,000 collection of Native American loans receivable and a $24,000 decrease in direct financing leases, and used by an increase in furniture, fixtures and equipment of $20,000.

         Financing Activities: Cash flows from financing activities for the six month period ended December 31, 2000 were used by principal payments on prepetition debt of $9,171,000.

         The Company's source of cash for the next twelve months is expected to be derived from the receipt of management fees from the Dancing Eagle Casino (Pueblo of Laguna), the receipt of debt service payments on the Native American loans receivable from the Dancing Eagle Casino and the receipt of lease payments in relation with the Dancing Eagle Casino, contingent upon current settlement discussions.

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

Three-month Period Ended December 31, 2000 as Compared to the Three-month Period Ended December 31, 1999

        Income From Operations

        Loss from operations for the three-month period ended December 31, 2000 totaled approximately $1,512,000 as compared to income of $442,000 for the three-month period ended December 31, 1999, representing a decrease in income from operations of $1,954,000. This decrease in income is due to the combination of two factors, (i) a decrease in revenues of $1,548,000, and (ii) an increase in operating expenses of $406,000.

        Revenues

        The following table outlines the Company's revenues for the three months ended December 31, 2000 and 1999:

                  3 Months        3 Months
                  Ended           Ended
                  12/31/00        12/31/99      Inc. (Dec.)     % Change
                  --------        --------     -----------     --------
Umatilla            $    -          $1,139         $(1,139)      -100.0%
Tonto Apache             -             409            (409)      -100.0%
                    ------          ------         -------       -------
                    $    -          $1,548          $1,548       -100.0%
                    ======          ======         =======       =======

        Revenues decreased $1,548,000, or 100.0% from $1,548,000 to $0 for the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999. The decreased revenue from the Umatilla Casino of $1,139,000 resulted from the expiration of the management agreement in February 2000. The decreased revenue from the Tonto Apache Casino of $409,000 resulted from the expiration of the management agreement in March 2000.

        Costs and Expenses

        Salaries and wages increased to $1,088,000 from $214,000, a $874,000 or 408.4% increase in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. This increase in salaries and related expenses is primarily attributable to severance and stock compensation expense. See Part II,
Item 5 (Other Events - Part (b) Agreements with Management).

        Company development costs increased $129,000 or 330.8% to $168,000 for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. This increase is primarily due to South American development activity.

        Professional fees decreased to $52,000 from $222,000, a 76.6% or $170,000 decrease in the second quarter of fiscal 2001 as compared to the second quarter of fiscal 2000. This decrease is primarily due to management's continued efforts to reduce expenses.

        General and administrative expenses increased $47,000 or 61.0% to $124,000 for the three months ended December 31, 2000. This increase is primarily attributable to automobile lease terminations of $23,000 and increased printing and copying costs of $11,000.

        Depreciation and amortization expense for the second quarter of fiscal year 2001 decreased $552,000 to $2,000, a decrease of 99.6% over the second quarter of fiscal year 2000. The decrease is primarily due to no amortization of deferred charges.

         Other Income and Expenses

        Interest income decreased $6,000 or 5.2% to $109,000 for the three months ended December 31, 2000. This decrease is the result of a decrease in restricted funds.

        Interest expense decreased $684,000 or 100.0% to $0 for the second quarter of fiscal 2001 due to the Chapter 11 reorganization.

        Reorganization Items

         The effect of the reorganization was an extraordinary gain of $12,294,000. This gain is comprised of total liabilities subject to compromise of $24,778,000 and cancellation of all existing common stock of $700,000 which was reduced by cash payments of $9,171,000 and the value of new stock issued of $4,013,000. In addition, the Company earned interest of $16,000 on funds that would have been used to make the May 15, 2000 payment on the Senior Secured Notes that was not made due to the bankruptcy filing. Also, the Company incurred $78,000 in professional fees related to the Reorganization during the second quarter of fiscal 2001.

Six-month Period Ended December 31, 2000 as Compared to the Six-month Period Ended December 31, 1999

        Income From Operations

        Loss from operations for the six-month period ended December 31, 2000 totaled approximately $2,248,000 as compared to income of $1,378,000 for the six-month period ended December 31, 1999, representing a decrease in income from operations of $3,626,000. This decrease in income is due to the combination of two factors, (i) a decrease in revenues of $3,524,000, and (ii) an increase in operating expenses of $102,000.

        Revenues

        The following table outlines the Company's revenues for the six months ended December 31, 2000 and 1999:

                  6 Months        6 Months
                  Ended           Ended
                  12/31/00        12/31/99      Inc. (Dec.)     % Change
                  --------        --------      ----------      --------
Umatilla            $    -          $2,430         $(2,430)      -100.0%
Tonto Apache             -           1,094          (1,094)      -100.0%
                    ------          ------         -------       -------
                    $    -          $3,524         $(3,524)      -100.0%
                    ======          ======         =======       =======

         Revenues decreased $3,524,000, or 100.0% from $3,524,000 to $0 for the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. The decreased revenue from the Umatilla Casino of $2,430,000 resulted from the expiration of the management agreement in February 2000. The decreased revenue from the Tonto Apache Casino of $1,094,000 resulted from the expiration of the management agreement in March 2000.

         Costs and Expenses

         Salaries and wages increased to $1,273,000 from $427,000, a $846,000 or 198.1% increase in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. This increase in salaries and related expenses is primarily attributable to severance and stock compensation expense. See Part II,
Item 5 (Other Events - Part (b) Agreements with Management).

         Company development costs increased $120,000 or 131.9% to $211,000 for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. This increase is primarily due to South American development activity.

         Professional fees decreased to $249,000 from $362,000, a 31.2% or $113,000 decrease in the first six months of fiscal 2001 as compared to the first six months of fiscal 2000. This decrease is primarily due to management's continued efforts to reduce expenses.

         General and administrative expenses increased $40,000 or 25.2% to $199,000 for the six months ended December 31, 2000. This increase is primarily attributable to automobile lease terminations of $23,000 and increased printing and copying costs of $11,000.

         Depreciation and amortization expense for the first six months of fiscal year 2001 decreased $1,103,000 to $4,000, a decrease of 99.6% over the first six months of fiscal year 2000. The decrease is primarily due to no amortization of deferred charges.

         Other Income and Expenses

         Interest income increased $14,000 or 60.1% to $247,000 for the six months ended December 31, 2000. This increase is the result of an increase in restricted funds, direct financing leases and Native American loans receivable.

         Interest expense decreased $1,368,000 or 100.0% to $0 for the first six months of fiscal 2001 due to the Chapter 11 reorganization.

         Reorganization Items

         The effect of the reorganization was an extraordinary gain of $12,294,000. This gain included total liabilities subject to compromise of $24,778,000 and cancellation of all existing common stock of $700,000 which was reduced by cash payments of $9,171,000 and the value of new stock issued of $4,013,000. In addition, the Company earned interest of $103,000 on funds that would have been used to make the May 15, 2000 payment on the Senior Secured Notes that was not made due to the bankruptcy filing. Also, the Company incurred $312,000 in professional fees related to the Reorganization for the first six month ended December 31, 2000.

PART I., Item 3.

         Quantitative and Qualitative Disclosures about Market Risks

         Not applicable.


PART II., Item 1.

                       CAPITAL GAMING INTERNATIONAL, INC.

                                LEGAL PROCEEDINGS

         There was no material litigation involving or pending against the Company on December 31, 2000. The Company is or may become a defendant in pending or threatened legal proceedings in the ordinary course of business although it is not aware of the existence of any such pending or threatened legal proceedings at this time. See the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, section entitled "Risk Factors - Accounting Disagreement" for a description of a disagreement with the Laguna Development Corporation concerning accounting treatment of pre-opening expenses under the Laguna Management Contract, which disagreement may result in arbitration in the fiscal year ending June 30, 2001.

         During the quarter the Company continued to manage the Dancing Eagle Casino for the Pueblo of Laguna. Because of the above described disagreement and in accordance with generally accepted accounting principles the Company has not recognized revenue from the Laguna Management Contract for the quarter and year ended December 31, 2000. The Laguna Development Corporation paid approximately $57,000 to the Company during the second quarter of fiscal 2000.

         The Company is presently in settlement discussions with the Laguna Development Corporation which could result in cash or term payments in exchange for cancellation of all contracts between the parties. In such event, the Company will consider all of its options, including (i) investing its cash in other gaming or non-gaming businesses or (ii) adopting a plan of liquidation of the Company.

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

Part II., Item 4.

         Submission of Matters to a Vote of Securityholders

         There were no matters required to be brought to a vote of the securityholders during the three months ended December 31, 2000.

Part II., Item 5.

          Other Events

(a) Previous Independent Accountants

         (i) On February 14, 2001 the independent accountants for the Company, McGladrey & Pullen, LLP, resigned as the Company's auditors.

         (ii) The reports of McGladrey & Pullen, LLP on the financial statements of the Company for the past two fiscal years contain no adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, with the exception of the auditors' report covering the Company's financial statements included in the Company's Form 10-K for the fiscal year ended June 30, 2000 which contained an assumption that the Company would continue as a going concern.

         (iii) In connection with the audits for the two most recent fiscal years and through and including February 14, 2001 there have been no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure of the nature presented in Item 304(a)(1)(iv) of the Securities and Exchange Commission Regulation S-K, which disagreements if not resolved to the satisfaction of McGladrey & Pullen, LLP would have caused them to make reference thereto in their report on the financial statements for such years.

         (iv) During the two most recent fiscal years and through and including February 14, 2001, there have been no reportable events as defined in Item 304(a)(1)(v) of Securities and Exchange Commission Regulation S-K.

         (v) Due to the resignation of McGladrey & Pullen, LLP on February 14, 2001, the Company has not been afforded sufficient time to engage a new independent auditor. Accordingly, this Form 10-Q has not been reviewed by an independent public accountant. Upon the engagement of a new independent auditor, the Company will endeavor to have this Form 10-Q reviewed by such independent auditor and the fact of such review will be reported on Form 10-Q/A.

(b) Agreements with Management

        Certain majority shareholders of the Company have informally expressed to Chairman Charles B. Brewer an interest in having the Company seek ways to maximize value with respect to the Laguna contract by effecting a settlement or similar transaction, as well as disposing of certain other material assets of the Company. Chairman Brewer has requested, and management (consisting of Michael W. Barozzi and William S. Papazian) have agreed to, certain voluntary agreements related to the termination of their employment agreements. Such agreements with management include the following material terms: (i) management has resigned its director and officer positions with parent company Capital Gaming International, Inc., but remain in such positions with subsidiary Capital Gaming Management, Inc., (ii) in addition to January 2001 salary, management each received salary of $137,500 on January 2, 2001 in lieu of other salary or termination payments previously provided for pursuant to their employment agreements, (iii) management is providing services to Capital Gaming International, Inc. in relation to the ongoing management and possible disposition of the Laguna contract and other matters, (iv) additional severance of $137,500 for Mr. Barozzi and $137,500 for Mr. Papazian has been placed into escrow to be released to such individuals upon the completion of certain services, (v) benefits for management will continue during the transitional period and, (vi) the vesting of management's shares of stock pursuant to the Plan has been contractually amended to provide that in lieu of the vesting provisions pursuant to the Plan all of the management shares shall fully vest on January 2, 2001 and (vii) mutual general releases.


PART II., Item 6.

                       CAPITAL GAMING INTERNATIONAL, INC.

                        EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

Exhibit
Number
------------
#        Filed herewith

99       Safe Harbor Compliance Statement for Forward-Looking Statements

(b)      Reports on Form 8-K

Signature Page

                       CAPITAL GAMING INTERNATIONAL, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 15, 2001           By: /s/ William S. Papazian
                                   ---------------------------------------------
                                   William S. Papazian, Executive Vice President
                                   Capital Gaming Management, Inc.
                                   (Authorized Representative)



Dated: February 15, 2001           By: /s/ William S. Papazian
                                   ------------------------------------------
                                   William S. Papazian,
                                   Executive Vice President
                                   Capital Gaming Management, Inc.
                                   (Authorized Representative --
                                   Principal Accounting Officer)

                                 Exhibits Index

Exhibit Number   Description
--------------   -----------
99               Safe Harbor Compliance Statement for Forward-Looking Statements